Form 10-Q
period 2004-06-30
MOTIVE INC
filed 2004-08-02
CIK 1112422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-31409

MOTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2834515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12515 Research Boulevard, Building 5 Austin, Texas	78759-2220
(Address of principal executive offices)	(Zip code)

(512) 339-8335

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2004, there were 25,597,912 outstanding shares of the common stock of Motive, Inc.

MOTIVE, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated Condensed Statements of Operations for the three months ended June 30, 2004 (unaudited) and 2003 (unaudited) and the six months ended June 30, 2004 (unaudited) and 2003 (unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2004 (unaudited) and 2003 (unaudited)	5
	Notes to the Consolidated Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 3.	Defaults upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33

MOTIVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,362	$28,433
Accounts receivable, net	12,635	21,276
Prepaid expenses and other current assets	2,943	2,437

Total current assets	95,940	52,146

Restricted cash	—	15,000
Property and equipment, net	6,630	7,008
Goodwill	59,143	59,143
Acquired technology, net	8,455	8,903
Other intangibles, net	10,018	11,593
Other assets	3,888	4,650

Total assets	$184,074	$158,443

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,767	$5,651
Accrued liabilities	13,980	17,684
Deferred revenue	11,911	13,886
Current portion of long-term debt	1,105	278

Total current liabilities	32,763	37,499
Deferred revenue	7,281	7,347
Long-term debt, net of current portion	5,000	6,026
Related party subordinated debt, net	—	10,757

Total liabilities	45,044	61,629

Redeemable convertible preferred stock:
Preferred Stock: $0.001 par value; 47,000,000 shares authorized, 10,322,056 shares issued and outstanding at December 31, 2003	—	119,785

Stockholders’ equity (deficit):
Common stock: $0.001 par value; 150,000,000 shares authorized, 25,597,912 shares issued and outstanding at June 30, 2004 (unaudited); 25,000,000 shares authorized, 9,723,131 shares issued and outstanding at December 31, 2003	26	10
Additional paid-in capital	234,277	69,734
Deferred stock compensation	(2,779)	(4,168)
Accumulated comprehensive loss	(415)	(181)
Accumulated deficit	(92,079)	(88,366)

Total stockholders’ equity (deficit)	139,030	(22,971)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$184,074	$158,443

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue:
License fees	$13,586	$11,228	$25,081	$17,618
Services:
Services	8,374	5,615	16,129	11,914
Acquired in business combination	2,062	7,827	5,488	15,830

Total services revenue	10,436	13,442	21,617	27,744

Total revenue	24,022	24,670	46,698	45,362

Cost of revenue:
License fees	157	1,026	351	1,069
Amortization of acquired technology	234	117	448	214
Services	7,084	8,146	14,621	15,578

Total cost of revenue	7,475	9,289	15,420	16,861

Gross margin	16,547	15,381	31,278	28,501

Operating expenses:
Sales and marketing	8,262	8,735	15,817	15,884
Research and development	4,683	3,913	8,917	7,523
General and administrative	2,046	2,081	4,215	3,971
Amortization of intangibles	802	571	1,575	1,047
Amortization of deferred stock compensation (1)	637	115	1,488	281
Business restructuring charge	—	—	—	1,422

Total operating expenses	16,430	15,415	32,012	30,128

Income (loss) from operations	117	(34)	(734)	(1,627)
Interest income (expense), net	(2,018)	(458)	(2,528)	(948)
Other income (expense), net	(55)	85	417	142

Loss before income taxes	(1,956)	(407)	(2,845)	(2,433)
Provision for income taxes	187	1,130	868	1,387

Net loss	$(2,143)	$(1,537)	$(3,713)	$(3,820)

Basic and diluted loss per share	$(0.20)	$(0.15)	$(0.36)	$(0.38)

Shares used in computing basic and diluted loss per share	10,820	9,982	10,288	9,973

(1) If the amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:

Cost of services revenue	$32	$11	$85	$(17)
Sales and marketing	248	19	568	121
Research and development	210	14	498	31
General and administrative	147	71	337	146

	$637	$115	$1,488	$281

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net loss	$(3,713)	$(3,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,751	2,009
Amortization of deferred stock compensation	1,488	281
Amortization and write-off of debt discount	1,743	244
Amortization of intangibles	2,023	1,261
Other noncash items	(232)	443
Changes in operating assets and liabilities net of acquisitions	3,266	(19,541)

Net cash provided by (used in) operating activities	6,326	(19,123)

Cash flows from investing activities
Proceeds from maturities of short-term investments	—	1,410
Restricted cash	15,000	—
Cash acquired in BroadJump acquisition	—	51,655
Cash used in BroadJump acquisition	—	(5,654)
Purchase of property and equipment	(1,373)	(2,578)

Net cash provided by investing activities	13,627	44,833

Cash flows from financing activities
Payments made on long-term debt	(199)	(8,281)
Payments made on subordinated debt	(12,500)	—
Proceeds from IPO	44,134	—
Proceeds from issuance of common stock	747	126
Repurchase of common stock	(206)	(154)

Net cash provided by (used in) financing activities	31,976	(8,309)

Net increase in cash and cash equivalents	51,929	17,401
Cash and cash equivalents at beginning of period	28,433	32,728

Cash and cash equivalents at end of period	$80,362	$50,129

See accompanying notes

MOTIVE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Motive, Inc. (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

These consolidated condensed financial statements and notes should be read with the consolidated financial statements and notes for the period ended December 31, 2003 included in our final prospectus for our initial public offering filed with the SEC on June 24, 2004.

2.	Initial Public Offering

The SEC declared our registration statement effective on June 24, 2004, which we filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of our common stock. An aggregate of 5,750,000 shares were registered under this registration statement, including 750,000 shares subject to the underwriters’ over-allotment option.

On June 30, 2004, we completed our initial public offering in which we sold 5,000,000 shares of our common stock for $10 per share, for an aggregate public offering price of $50 million. Of this total, we applied approximately $3.5 million to underwriting discounts and commissions; $2.4 million to related costs; and $12.5 million to pay in full our senior subordinated promissory notes. As a result, we retained approximately $31.6 million of the offering proceeds, which we intend to use for working capital and general corporate purposes.

3.	Stock-Based Compensation

The following table illustrates the effect on income available to common stockholders and earnings per share if we had applied the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss as reported	$(2,143)	$(1,537)	$(3,713)	$(3,820)

Total stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	637	115	1,488	281

Total stock-based compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,157)	(467)	(2,035)	(1,029)

Pro forma net loss	$(2,663)	$(1,889)	$(4,260)	$(4,568)

Pro forma net loss per share, basic and diluted	$(0.25)	$(0.19)	$(0.41)	$(0.46)

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Goodwill	$59,143	$59,143

Acquired Technology:
Acquired technology	$9,351	$9,351
Accumulated amortization	(896)	(448)

	$8,455	$8,903

Other Intangibles:
Customer contractual relationships	7,255	$7,255
Order backlog	920	920
Patented technologies	500	500
Trade secrets and other technology	500	500
Non-competition agreements	4,800	4,800
Accumulated amortization	(3,957)	(2,382)

	$10,018	$11,593

Estimated annual amortization expense of intangible assets for calendar years 2004, 2005, 2006, 2007 and 2008 is $4,096,000, $4,809,000, $5,255,0000, $6,082,000 and $256,000, respectively.

5.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We have excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock and common stock subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was 13,878,860 and 12,857,285 for the three months ended June 30, 2004 and 2003, respectively, and 14,229,977 and 12,877,611 for the six months ended June 30, 2004 and 2003, respectively.

The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Basic and diluted:
Net loss	$(2,143)	$(1,537)	$(3,713)	$(3,820)

Weighted-average shares of common stock outstanding	10,871	10,048	10,340	10,050

Weighted-average shares of common stock subject to repurchase	(51)	(66)	(52)	(77)

Shares used in computing basic and diluted loss per share	10,820	9,982	10,288	9,973

Basic and diluted loss per share	$(0.20)	$(0.15)	$(0.36)	$(0.38)

6.	Debt

Our bank line of credit expired in June 2004. No amounts were due under this line of credit at December 31, 2003, March 31, 2004 or at the date of expiration.

In June 2004, we repaid in full our related party senior subordinated promissory notes in the aggregate principal amount of $12.5 million using proceeds from our initial public offering. We allocated the remaining debt discount of approximately $1.5 million to interest expense.

Total interest expense incurred during the three months ended June 30, 2004 and 2003 was approximately $2,141,000 and $629,000, respectively. Total interest expense incurred during the six months ended June 30, 2004 and 2003 was approximately $2,737,000 and $1,297,000, respectively.

7.	Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. Our other comprehensive loss consists of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss	$(2,143)	$(1,537)	$(3,713)	$(3,820)
Other comprehensive loss
Change in unrealized loss on investments	(115)	—	(115)	—
Foreign currency translation adjustment	(48)	(21)	(119)	(49)

Total comprehensive loss	$(2,306)	$(1,558)	$(3,947)	$(3,869)

8.	Income Taxes

We have incurred operating losses for all fiscal years from inception through December 31, 2003. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss and research and development credit carryforwards, because of the uncertainty regarding their realization.

9.	Stockholders’ Equity

Redeemable Convertible Preferred Stock

In connection with our initial public offering in June 2004, all series of redeemable convertible preferred stock, a total of 10,322,056 shares, were automatically converted to common stock using a one-for-one conversion ratio.

Common Stock

In March 2004, our Board of Directors authorized a 4-for-1 reverse stock split for all common and preferred shares. All shares and per share amounts, including warrants and options for such shares, included in the accompanying consolidated condensed financial statements have been adjusted to give retroactive effect to the reverse stock split.

Of the 25,597,912 shares and 9,723,131 shares of common stock issued and outstanding as of June 30, 2004 and December 31, 2003, respectively, 47,230 shares and 43,317 shares were unvested and subject to our right of repurchase, at a price per share equal to the original exercise price. These repurchase rights lapse according to a time-based vesting schedule.

10.	Acquisition of BroadJump, Inc.

In connection with our January 2003 acquisition of BroadJump, Inc, we accrued total exit costs of $13,894,000. The following table summarizes activity for the remaining exit costs included in accrued liabilities at December 31, 2003, March 31, 2004 and June 30, 2004 (in thousands):

Facility Lease Commitments
Balance at December 31, 2003	$7,085
Cash activity (unaudited)	(497)

Balance at March 31, 2004 (unaudited)	6,588
Cash activity (unaudited)	(546)

Balance at June 30, 2004 (unaudited)	$6,042

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in our final prospectus dated June 24, 2004 for our initial public offering filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risk Factors that May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risk Factors that May Affect Future Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our final prospectus dated June 24, 2004, as well as our most recent reports on Form 8-K, as they may be amended from time to time.

Overview

We are a leading provider of service management software that enables companies to build management and service directly into their customer-facing products and services, optimizing time and reducing waste from labor-intensive management processes. From our incorporation in April 1997, we have developed and successfully deployed our service management software solutions to industry-leading technology vendors, service providers and large enterprises. We estimate that these customers have used our software in connection with more than 30 million technology products and devices. We have continued to enhance the functionality of our products, and our current service management product suite includes products in the service operations management, self management and policy management categories.

Our future success will depend on many factors, including but not limited to:

•	the measurable benefits that our products provide to our customers, such as allowing them to execute rapid and profitable change, optimizing management processes across company boundaries, increasing productivity, optimizing asset utilization, and creating new sources of revenue;

•	our service management software being built directly into the technology products and services of our customers; and

•	our flexible term or usage-based licensing model.

In evaluating our financial condition and operating performance, our management team and our board of directors focus on a wide variety of information and performance metrics, including, among others, the following:

•	the level of revenue generated from sales of our software products to existing and new customers;

•	the mix of revenue generated from license fees and services fees;

•	the mix of revenue generated within the U.S. and outside the U.S.;

•	the extent to which customers license our products under term as opposed to perpetual licenses;

•	our ability to manage our cost structure such that it supports our revenue generation efforts while optimizing profitability; and

•	our employee headcount numbers, both in terms of function within the company and in terms of geographic dispersal, which numbers are directly reflective of our cost structure.

The principal operational challenge that we face is the fact that our quarterly revenue and results of operations are difficult to predict. Unlike more established software vendors, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. Weak capital spending and competitive pressures may challenge our future financial performance. Additionally, we typically derive a significant portion of our revenue each quarter from a number of license agreements closed in the last month of a quarter. If we fail to close certain agreements that are expected to be completed toward the end of a quarter, our quarterly results would suffer.

To address these challenges, we intend to continue to invest to enhance our current products and services and to develop new products and services. We also intend to increase our services, sales and development resources, and to invest in the expansion of our international operations, which represented 32% of our revenue in 2003. We may seek to accomplish these expansions by acquiring businesses that possess products, technology, or operations that are complementary to ours.

Another operational challenge that we face is the fact that our operating expenses are, to a large extent, fixed in the short term. If our revenue falls below our expectation in a quarter and we are not able to greatly reduce our operating expenses in response, our operating results for that quarter could be adversely affected. To address this challenge, we attempt to closely monitor our cost structure and operating expense trends, as well as to closely monitor our sales pipeline and related sales activities.

In addition, our ability to compete effectively will depend on the timely introduction and success of future software products and releases and the ability of our products to interoperate and perform well with existing and future leading databases, applications, operating systems and other platforms. To address this challenge, we have made and will continue to make significant investments in research and development to keep pace with technological change in our industry.

On June 30, 2004, we completed our initial public offering in which we sold 5 million shares of our common stock at $10 per share, for an aggregate public offering price of $50.0 million. Our sale of shares of common stock resulted in aggregate net proceeds of approximately $44.1 million. See Note 2 to the consolidated condensed financial statements for additional information.

We intend that the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Sources of Revenue

Through June 30, 2004, substantially all of our revenue was derived from licensing our product suite and providing related services. Customers pay us license fees for the right to use our products for a fixed or perpetual term. Over the last two years, more than 70% of the license agreements we entered into were fixed-term as opposed to perpetual. We anticipate that the percentage for 2004 will also be above 70%. The term of our licenses is typically three years. We price our license fees based on an expected volume of usage during the license term.

Our licensing arrangements may also include the provision of certain services. Services revenue is comprised of revenue from professional services, such as consulting services, maintenance and support services and hosting and managed services. Consulting services include a range of services such as installation, implementation and non-complex interface development for the customer’s specific applications. Maintenance and support services represent technical support of our software products and include the right to unspecified product upgrades on an if-and-when available basis. Hosting and managed services involve remote management of our solutions.

We experience seasonality in our revenue, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality results primarily from customer budgeting cycles and our sales compensation model. We expect that this seasonality will continue.

In January 2003, we acquired BroadJump, a provider of Internet-based service solutions for broadband companies, to solidify our position as a leader in providing service management software for broadband technology ecosystems. We accounted for the BroadJump acquisition using the purchase method of accounting and BroadJump has been included in our results of operations from the date of acquisition. As a result, we assumed liabilities related to existing software arrangements with a fair value of approximately $40.1 million. The fair value of these assumed liabilities, which was recorded as deferred revenue, relates to the remaining contractual obligations under the BroadJump software arrangements and is being recognized ratably as services revenue acquired in business combination over the remaining life of the individual software arrangements. This revenue will continue to decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire. The following table summarizes how this revenue will be recognized in each calendar quarter of 2004 through 2006 (in millions):

	Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2004	$3.4	$2.1	$1.5	$1.4
2005	1.3	1.0	0.9	0.9
2006	0.9	0.9	0.6	0.3

We expect this declining services revenue stream to be partially offset by new contracts with these former BroadJump customers for use of a broader range of our products. We expect these new contracts to contain a ratio of license fees revenue to services revenue commensurate with our historical experience.

Excluding services revenue acquired in business combination, license fees revenue has typically represented 64% to 77% of total revenue in recent years and services revenue has typically represented 23% to 36% of total revenue in recent years. In the future, we anticipate that this mix will be approximately 65% license fees revenue and 35% services revenue on an annual basis.

Results of Operations

In view of our limited operating history and changes in the general economic climate, we believe that period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. Additionally, despite our revenue growth during prior periods, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically, and actual results may differ from these estimates under different assumptions or conditions.

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License fees	57%	46%	54%	39%
Services:
Services	35	23	34	26
Acquired in business combination	8	31	12	35

Total services revenue	43	54	46	61

Total revenue	100	100	100	100

Cost of revenue:
License fees	1	4	1	2
Amortization of acquired technology	1	1	1	1
Services	29	33	31	34

Total cost of revenue	31	38	33	37

Gross margin	69	62	67	63

Operating expenses:
Sales and marketing	34	35	34	35
Research and development	19	16	19	16
General and administrative	9	8	9	9
Amortization of intangibles	3	2	4	2
Amortization of deferred stock compensation	3	1	3	1
Business restructuring charge	—	—	—	3

Total operating expenses	68	62	69	66

Income (loss) from operations	1	—	(2)	(3)
Interest income (expense), net	(9)	(2)	(5)	(2)
Other income (expense), net	—	—	1	—

Loss before income taxes	(8)	(2)	(6)	(5)
Provision for income taxes	1	4	2	3

Net loss	(9)%	(6)%	(8)%	(8)%

Comparison of the Three Months Ended June 30, 2004 and 2003

Revenue

Total revenue decreased by $0.7 million from $24.7 million for the three months ended June 30, 2003 to $24.0 million for the three months ended June 30, 2004. The decrease was primarily due to a $5.8 million decrease in services revenue acquired as a result of the BroadJump acquisition, partially offset by a $2.4 million increase in license fees revenue and an increase in services revenue of $2.7 million.

Revenue from North America decreased by $7.1 million from $22.5 million for the three months ended June 30, 2003 to $15.4 million for the three months ended June 30, 2004. Revenue from Europe and Asia Pacific increased by $6.4 million from $2.2 million for the three months ended June 30, 2003 to $8.6 million for the three months ended June 30, 2004. Revenue from outside North America represented 9% and 36% of our total revenue for the three months ended June 30, 2003 and 2004, respectively. For more information about our international revenue and expansion plans, please see “Quantitative and Qualitative Disclosures About Market Risk.”

Our revenue recognition policy requires that we only recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled vendor obligations remain, the fee is fixed and determinable and collectibility is probable. If the fee for a license has payment terms that exceed our normal payment terms, the fee is not considered to be fixed or determinable and we only recognize license revenue when amounts actually become due. Therefore, the revenue contribution by a customer in any given period is dictated by the payment terms associated with such customer’s agreement. As a result, the revenue—both in absolute dollars and as a percentage of total revenue— attributable to any particular customer in any given period can vary significantly. See “—Critical Accounting Policies—Revenue Recognition” below. Mercury Interactive accounted for 28% of our total revenue for the three months ended June 30, 2003, and British Telecommunications and Telus accounted for 17% and 16%, respectively, of our total revenue for the three months ended June 30, 2004.

License Fees. Revenue from license fees increased by $2.4 million from $11.2 million for the three months ended June 30, 2003 to $13.6 million for the three months ended June 30, 2004, representing 46% and 57%, respectively, of our total revenue. License fees increased as a percentage of total revenue for the three months ended June 30, 2004 because license fees increased by 21% from the second quarter in 2003 to the second quarter in 2004, while services revenue for this period decreased as a result of the declining revenue from the contracts acquired in the BroadJump acquisition in January 2003.

The increase in license fees in absolute dollars was primarily due to an $8.4 million increase in license fees revenue from existing customers from $2.7 million to $11.0 million, partially offset by a $6.0 million decrease in license fees revenue from new license customers. The increase in revenue from existing customers was primarily due to new product sales to existing customers, as well as renewals of existing term contracts, and revenue recognized on contracts entered into in previous periods based on their negotiated payment terms and the application of our revenue recognition policy described below.

Services. Our revenue from services decreased by $3.0 million from $13.4 million for the three months ended June 30, 2003 to $10.4 million for the three months ended June 30, 2004, representing 54% and 43%, respectively, of our total revenue. Approximately $5.7 million of the decrease was due to declining services revenue from contracts acquired in the BroadJump acquisition and approximately $0.7 million of the decrease was due to a decrease in hosting revenue. These decreases were partially offset by a $2.9 million increase in consulting and training services revenue and an approximately $0.6 million increase in maintenance revenue due to growth in the number and size of maintenance contracts. Revenue from acquired contracts was $7.8 million and $2.1 million, or 31% and 8% of our total revenue, for the three months ended June 30, 2003 and 2004, respectively. This revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”). We expect this declining services revenue stream to be partially offset by new contracts with these former BroadJump customers for use of a broader range of our products.

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue decreased by $0.8 million from $1.0 million for the three months ended June 30, 2003 to $0.2 million for the three months ended June 30, 2004, representing 9% and 1%, respectively, of our license fees revenue. The decrease in cost of license fees revenue in absolute dollars was due to nonrecurring royalties paid in 2003 pursuant to an agreement granting us the right to integrate and distribute certain third-party software to several of our customers through March 31, 2004. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $117,000 and $234,000 was recorded as a cost of revenue for the three months ended June 30, 2003 and 2004, respectively. These amounts represented 1% of total revenue in both of these periods.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $2.2 million from $4.0 million for the three months ended June 30, 2003 to $1.8 million for the three months ended June 30, 2004.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total services costs increased by $1.2 million from $4.1 million for the three months ended June 30, 2003 to $5.3 million for the three months ended June 30, 2004. This increase was primarily due to $470,000 in increased costs associated with servicing our growing international customer base, $440,000 in increased salary related costs and $360,000 in increased third-party consulting costs.

Total services costs represented 61% and 68% of total services revenue for the three months ended June 30, 2003 and 2004, respectively. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 74% and 63% of total services revenue for the three months ended June 30, 2003 and 2004, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses decreased by $0.4 million from $8.7 million for the three months ended June 30, 2003 to $8.3 million for the three months ended June 30, 2004, representing 35% and 34%, respectively, of our total revenue. The decrease in absolute dollars was primarily due to a decrease of $175,000 in sales commissions that resulted from a change in our incentive plan structure, a decrease of $190,000 in travel costs and a decrease of $100,000 in salary costs that resulted from an average decrease in sales and marketing staff from June 30, 2003 to June 30, 2004.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $0.8 million from $3.9 million for the three months ended June 30, 2003 to $4.7 million for the three months ended June 30, 2004, representing 16% and 19%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $270,000 in third-party consulting costs, approximately $400,000 in increased salary costs and $80,000 in increased recruiting costs.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses decreased by $0.1 million from $2.1 million for the three months ended June 30, 2003 to $2.0 million for the three months ended June 30, 2004, representing 8% and 9%, respectively, of our total revenue. The decrease in absolute dollars was primarily due to a decrease of approximately $200,000 in salary expenses resulting from a reduction in personnel in the general and administrative organizations, partially offset by an increase of $100,000 in legal and professional costs.

Amortization of Intangibles. Total amortization expense was $571,000 and $802,000 for the three months ended June 30, 2003 and 2004, respectively, representing 2% and 3%, respectively, of our total revenue. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which are being amortized over their estimated lives through 2008.

Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $115,000 and $637,000 for the three months ended June 30, 2003 and 2004, respectively. The increase in amortization was related to the grant of in-the-money options in the fourth quarter of 2003 and first quarter of 2004, which is being amortized over the vesting period of the applicable options.

Interest Income (Expense), Net

Interest income (expense), net decreased from $(458,000) for the three months ended June 30, 2003 to $(2.0) million for the three months ended June 30, 2004. The decrease in interest income (expense), net during these periods was primarily due to the $1.5 million write-off of the remaining debt discount on the subordinated debt, which was repaid in full in June 2004.

Other Income (Expense), Net

Other income (expense), net decreased from $85,000 for the three months ended June 30, 2003 to $(55,000) for the three months ended June 30, 2004 due to losses on collections of accounts receivable denominated in foreign currency as a result of fluctuations in exchange rates.

Provision for Income Taxes and Net Operating Losses

We have incurred operating losses for all fiscal years from inception through December 31, 2003. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss and research and development credit carryforwards, because of the uncertainty regarding their realization.

Comparison of the Six Months Ended June 30, 2004 and 2003

Revenue

Total revenue increased by $1.3 million from $45.4 million for the six months ended June 30, 2003 to $46.7 million for the six months ended June 30, 2004. The increase was primarily due to a $7.5 million increase in license fees revenue and an increase in services revenue of $4.2 million, partially offset by a $10.3 million decrease in services revenue acquired as a result of the BroadJump acquisition.

Revenue from North America decreased by $9.1 million from $40.1 million for the six months ended June 30, 2003 to $31.0 million for the six months ended June 30, 2004. Revenue from Europe and Asia Pacific increased by $10.4 million from $5.3 million for the six months ended June 30, 2003 to $15.7 million for the six months ended June 30, 2004. Revenue from outside North America represented 12% and 34% of our total revenue for the six months ended June 30, 2003 and 2004, respectively. Our targeted geographic revenue mix is approximately 55% from the Americas and 45% from Europe and Asia Pacific. For more information about our international revenue and expansion plans, please see “Quantitative and Qualitative Disclosures About Market Risk.”

Mercury Interactive accounted for 15% of our total revenue for the six months ended June 30, 2003, and no customers accounted for 10% or more of our total revenue for the six months ended June 30, 2004.

License Fees. Revenue from license fees increased by $7.5 million from $17.6 million for the six months ended June 30, 2003 to $25.1 million for the six months ended June 30, 2004, representing 39% and 54%, respectively, of our total revenue. License fees increased as a percentage of total revenue for the six months ended June 30, 2004 because license fees increased by 42% from 2003 to 2004 while services revenue for this period decreased as a result of the declining revenue from the contracts acquired in the BroadJump acquisition in January 2003.

The increase in license fees in absolute dollars was primarily due to a $12.3 million increase in license fees revenue from existing customers from $4.3 million to $16.6 million, partially offset by a $4.8 million decrease in license fees revenue from new license customers. The increase in revenue from existing customers was primarily due to new product sales into existing customers, as well as renewals of existing term contracts, and revenue recognized on contracts entered into in previous periods based on their negotiated payment terms and the application of our revenue recognition policy described below.

Services. Our revenue from services decreased by $6.1 million from $27.7 million for the six months ended June 30, 2003 to $21.6 million for the six months ended June 30, 2004, representing 61% and 46%, respectively, of our total revenue. Approximately $10.3 million of the decrease was due to declining services revenue from contracts acquired in the BroadJump acquisition and approximately $0.9 million was due to a decrease in hosting revenue. This decrease was partially offset by a $3.8 million increase in consulting and training services revenue and an approximately $1.3 million increase in maintenance revenue due to growth in the number and size of maintenance contracts. Revenue from acquired contracts was $15.8 million and $5.5 million or 35% and 12% of our total revenue for the six months ended June 30, 2003 and 2004, respectively. This revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”).

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue decreased by $0.7 million from $1.1 million for the six months ended June 30, 2003 to $0.4 million for the six months ended June 30, 2004, representing 2% and 1%, respectively, of our license fees revenue. The decrease in cost of license fees revenue in absolute dollars was due to nonrecurring royalties paid in 2003 pursuant to an agreement granting us the right to integrate and distribute certain third-party software to several of our customers through March 31, 2004. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $214,000 and $448,000 was recorded as a cost of revenue for the six months ended June 30, 2003 and 2004, respectively. These amounts represented 1% of revenue in both of these periods.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $3.2 million from $7.7 million for the six months ended June 30, 2003 to $4.5 million for the six months ended June 30, 2004.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total services costs increased by $2.2 million from $7.9 million for the six months ended June 30, 2003 to $10.1 million for the six months ended June 30, 2004. This increase was primarily due to $960,000 in increased costs associated with servicing our growing international customer base, $830,000 in increased salary related costs and $480,000 in increased third-party consulting costs.

Total services costs represented 56% and 68% of total services revenue for the six months ended June 30, 2003 and 2004, respectively. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 66% and 63% of total services revenue for the six months ended June 30, 2003 and 2004, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses decreased by $0.1 million from $15.9 million for the six months ended June 30, 2003 to $15.8 million for the six months ended June 30, 2004, representing 35% and 34%, respectively, of our total revenue. The decrease in absolute dollars was primarily due to a decrease of $170,000 in sales commissions due to a change in our incentive plan structure, a decrease of $100,000 in third-party consulting costs, and a decrease of $90,000 in marketing program costs. These decreases were partially offset by an increase in office costs of $200,000 related to expansions of our international office space.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $1.4 million from $7.5 million for the six months ended June 30, 2003 to $8.9 million for the six months ended June 30, 2004, representing 16% and 19%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $530,000 in third-party consulting costs and approximately $700,000 in increased salary costs, $80,000 in increased recruiting costs and $80,000 in increased travel costs as a result of an average increase in development personnel from June 30, 2003, to June 30, 2004.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $0.2 million from $4.0 million for the six months ended June 30, 2003 to $4.2 million for the six months ended June 30, 2004, representing 9% of our total revenue in both of the respective periods. The increase in absolute dollars was due to an increase of $520,000 in legal and professional costs and an increase of $90,000 in recruiting costs related to an outside director search, partially offset by a decrease in salary expenses of $400,000 resulting from a reduction in personnel in the general and administrative organizations.

Amortization of Intangibles. Total amortization expense was $1.0 million and $1.6 million for the six months ended June 30, 2003 and 2004, respectively, representing 2% and 4%, respectively, of our total revenue. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which are being amortized over their estimated lives through 2008.

Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $281,000 and $1.5 million for the six months ended June 30, 2003 and 2004, respectively. The increase in amortization was related to the grant of in-the-money options in the fourth quarter of 2003 and first quarter of 2004, which is being amortized over the vesting periods of the applicable options.

Business Restructuring Charge. During the first quarter of 2003, we initiated a restructuring program as a result of our integration of BroadJump. We incurred a non-recurring charge of approximately $1.4 million related to severance and other employee termination benefits related to a reduction in workforce of approximately 25 employees in January 2003, as well as costs associated with the closing of duplicative facilities and the elimination of other overlapping efforts. As of June 30, 2004, all termination benefits related to the restructuring had been paid.

Interest Income (Expense), Net

Interest income (expense), net decreased from $(1.0) million for the six months ended June 30, 2003 to $(2.5) million for the six months ended June 30, 2004. The decrease in interest income (expense), net during these periods was primarily due to the $1.5 million write-off of the remaining debt discount on the subordinated debt, which was repaid in full in June 2004.

Other Income (Expense), Net

Other income (expense), net increased from $142,000 for the six months ended June 30, 2003 to $417,000 for the six months ended June 30, 2004 due to gains on collections of accounts receivable denominated in foreign currency as a result of fluctuations in exchange rates.

Provision for Income Taxes and Net Operating Losses

We have incurred operating losses for all fiscal years from inception through December 31, 2003. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss and research and development credit carryforwards, because of the uncertainty regarding their realization.

Liquidity and Capital Resources

Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities and acquisitions, in addition to the completion of our initial public offering in June 2004. The net proceeds from our private securities issuances plus cash received from acquisitions was approximately $107 million through June 30, 2004. The net proceeds from our initial public offering were $44.1 million. Cash provided by operating activities was $6.3 million for the six months ended June 30, 2004.

To date, cash used in investing activities has consisted primarily of capital expenditures totaling $1.4 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively, to acquire property and equipment, mainly computer hardware and software for our employee base and our hosting and managed services operations. Cash provided by other investing activities includes $51.7 million in cash acquired in connection with the acquisition of BroadJump in January 2003. Additionally, $5.7 million of cash was used in connection with the acquisition of BroadJump, of which $4.8 million was related to payments for non-competition agreements with certain executive officers of BroadJump. There were no short-term investing activities for the six months ended June 30, 2004 and proceeds from short-term investing activities were $1.4 million for the six months ended June 30, 2003. We also had an increase in restricted cash in 2003 in the amount of $15.0 million due to covenants existing on our term loans and line of credit. This amount was no longer restricted as of June 30, 2004 because this covenant was removed in the first quarter of 2004.

At June 30, 2004, we had cash and cash equivalents on hand of $80.4 million and working capital of $63.2 million. Our accounts receivable decreased $8.6 million during the six months ended June 30, 2004. This decrease was primarily due to the fluctuations in revenue, timing of shipments and the timing of payments received from our customers. Our payment terms generally require payment within 30 to 90 days of shipment.

In October 2002, we issued senior subordinated promissory notes totaling $12.5 million, bearing interest at 11% annually, to certain of our stockholders. These notes were repaid in full in June 2004. We have incurred $2.7 million in interest expense for the six months ended June 30, 2004, of which $1.5 million was due to the write off of the remaining debt discount on the subordinated notes. Additionally, we have term loans with Comerica Bank, which bear interest at rates ranging from the bank’s prime rate (4.5% at June 30, 2004) plus 2.0% to prime plus 2.5%. At June 30, 2004, $6.1 million was outstanding under the term loans. These loans are secured by substantially all of our assets, including intellectual property. The loans include financial covenants requiring us to maintain (a) a ratio of (i) cash, cash equivalents and eligible accounts receivable to (ii) current liabilities plus all indebtedness owed to the bank less deferred revenue, of at least 1.30 to 1.00 and (b) tangible net worth of not less than one dollar at the end of each fiscal quarter. In addition, the loans restrict our ability to pay dividends, effect mergers or acquisitions, or have an account of greater than $2.0 million at another institution without the bank’s prior approval. At June 30, 2004, we were in compliance with such covenants and restrictions. On June 30, 2004, an additional $15.0 million line of credit that we previously had with Comerica Bank expired with no amounts outstanding.

We believe that cash on hand, cash equivalents, short-term investments and commercial credit facilities will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. The sale of additional equity or convertible debt securities could dilute the per share value of our common stock. Additionally, we could be forced to engage in debt financing on terms that could restrict our ability to make capital expenditures or incur additional indebtedness, which could impede our ability to achieve our business objectives.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2002 and 2003 or as of June 30, 2004.

Critical Accounting Policies

Revenue Recognition

License fees revenue is comprised of fees for term and, to a lesser extent, perpetual licenses of our software. To date, we have not entered into any software arrangement solely for the license of products and, therefore, we have not demonstrated vendor specific objective evidence (“VSOE”) of fair value for the license element. We (1) recognize revenue for the fees associated with a perpetual license or a term license with VSOE for maintenance using the residual method in accordance with Statement of Position (“SOP”) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, regardless of any separate prices stated within the contract for each element, or (2) recognize revenue for the fees associated with a term license without VSOE for maintenance ratably over the term of the agreement, generally one to three years. Prior to the fourth quarter of 2001, we did not have VSOE to determine the fair value of maintenance for term licenses. As a result, license fees revenue also includes maintenance for term licenses entered into prior to the establishment of VSOE of maintenance for term licenses. License fees revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled vendor obligations remain, the fee is fixed or determinable and collectibility is probable.

If the fee for the license has any payment terms that are in excess of our normal payment terms, the fee is considered not to be fixed or determinable. In this scenario, the amount of revenue recognized for perpetual license arrangements and term license arrangements with VSOE for maintenance is limited to the amount currently due from the customer. In such arrangements, license fees are recognized as license fees revenue as the related amounts become due. Because each such arrangement is individually negotiated, the payment schedule and resulting revenue recognition associated with each agreement can vary. The amount of revenue recognized for term license arrangements without VSOE for maintenance is limited to the lesser of the amount due from the customer during each reporting period and a ratable portion of the total unallocated arrangement fee. In most cases, this means that both license fees and maintenance associated with the underlying arrangement are recognized as license fees revenue ratably over the term of the contract, which generally tends to defer revenue recognition over longer periods of time. To the extent that sufficient amounts are not due from the customer to cover the ratable revenue recognition for an applicable period, the amount of revenue recognized is limited to the amount currently due.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired.

License fees revenue from arrangements with resellers involving nonrefundable fixed minimum license fees are recognized when payment becomes due from the customer and delivery of the product has occurred, assuming no significant unfulfilled vendor obligations remain. Royalties related to such reseller arrangements in excess of the fixed minimum amounts are recognized as revenue when such amounts are reported to us.

Services revenue is comprised of revenue from professional services, such as consulting services, maintenance and support services and hosting and managed services. Consulting services include a range of services such as installation, implementation and non-complex interface development for the customer’s specific applications. Maintenance and support services represent technical support of our software products and include the right to unspecified product upgrades on an if-and-when available basis. Hosting and managed services involve remote management of our solutions for which we receive fees. We have determined that the service elements of our software arrangements are not essential to the functionality of the software. We have also determined that our professional services: (1) are available from other vendors; (2) do not involve a significant degree of risk or unique acceptance criteria; and (3) qualify for separate accounting as we have sufficient experience in providing such services.

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting and training services and fees for pre-packaged technical support and hosting and managed services which we have charged in stand-alone contracts for these services. For perpetual licensing arrangements and term licensing arrangements with VSOE for maintenance and hosting and managed services, in accordance with paragraph 57 of SOP 97-2, VSOE of fair value for maintenance and hosting and managed services is determined by reference to the price the customer has paid or will be required to pay when it is sold separately. VSOE of fair value for maintenance and hosting and managed services contracts under perpetual license arrangements and term license arrangements with VSOE for maintenance and hosting and managed services is based upon our pricing practice that maintenance and hosting and managed services renewal rates are based upon a percentage of the quoted license fees in the related contract. Each contract typically offers additional renewal periods at a stated price or rate. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Hosting and managed services revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from one month to one year.

In January 2003, we assumed liabilities related to existing software arrangements with a fair value of approximately $40.1 million as a result of the BroadJump acquisition. The fair value of these assumed liabilities, which was recorded as deferred revenue, relates to the remaining contractual obligations under the BroadJump software arrangements and is being recognized ratably as services revenue acquired in business combination over the remaining life of each software arrangement. This revenue will continue to decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire.

Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

Allowance for Doubtful Accounts

We continuously assess the collectibility of outstanding customer invoices and in doing so, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current credit worthiness; customer concentration; age of the receivable balance, both individually and in the aggregate; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and accordingly could exceed our related loss allowance.

Goodwill and Other Intangible Assets

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001. Pursuant to SFAS No. 141, assembled workforce no longer meets the criteria to be recognized and reported apart from goodwill. As a result, we have reclassified assembled workforces of $212,093, net of amortization and impairment charges, to goodwill. Effective January 1, 2002, we adopted SFAS No. 142 and no longer amortize goodwill. In accordance with SFAS No. 142, we periodically assess our intangible assets, including goodwill, for indicators of impairment.

Prior to January 1, 2002, intangible assets related to the Ventix acquisition were being amortized using the straight-line method over a two-year period for acquired technology and a three-year period for workforce and goodwill. The acquired technology from the Ventix acquisition was fully amortized as of March 31, 2002. In January 2003, we acquired BroadJump and recorded certain intangibles, including acquired technology, customer contractual relationships, order backlog and non-competition agreements. Amounts allocated to acquired technology, customer contractual relationships and order backlog are being amortized over the respective assets’ estimated useful lives of four to five years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three years using the straight line method. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

Stock-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. We make disclosures regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. We have calculated the fair value of options granted and have determined the pro forma impact on net income (loss). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Risk Factors that May Affect Future Results

In addition to the other information included in this Quarterly Report, you should carefully consider the risks described below. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline.

Our total revenue was $20.0 million in the third quarter and $27.0 million in the fourth quarter of 2003, and $22.7 million in the first quarter and $24.0 million in the second quarter of 2004, and we expect that our quarterly financial results will continue to fluctuate and may be difficult to predict. If our future results are below the expectations of public market analysts and investors, the price of our common stock may decline.

Our quarterly revenue and results of operations are difficult to predict. Unlike more established enterprise software vendors, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The reasons for these fluctuations include, but are not limited to:

•	the timing of sales of our software, including the relatively long sales cycles of up to nine months or more associated with most of our larger software sales to large enterprises;

•	our dependence on larger software sales to a relatively small number of large enterprises;

•	our dependence on license revenue from new software sales (as opposed to recurring maintenance revenue) to achieve our revenue objectives;

•	budget and spending decisions by our customers, who are concentrated in the communications and high technology markets;

•	our ability to renew existing licenses, most of which are for a term of three years, or to secure new licenses on beneficial terms;

•	demand for our service management software;

•	market acceptance of newly released products or delays in new product introductions;

•	our utilization and billing rates for our professional services personnel;

•	our history of growth through acquisitions which have typically affected our operating results;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure; and

•	changes in our pricing policies or our competitors’ pricing policies.

In addition, we experience seasonality in our revenue, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality results primarily from customer budgeting cycles and our sales compensation model. We expect that this seasonality will continue.

Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are, to a large extent, fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our operating expenses in response, our operating results for that quarter could be adversely affected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our customer base is concentrated. Accordingly, the loss of a major customer could cause our revenue to decline.

Our quarterly revenue is especially subject to fluctuation because it depends on the completion of large orders for our products and related services primarily from a small number of large customers. For example, sales to Hewlett-Packard represented 19% of our total revenue in 2002, Mercury Interactive Corporation accounted for 11% of our total revenue in 2003, and for the three-months ended June 30, 2004 British Telecommunications plc and Telus Corporation represented 17% and 16% of our total revenue, respectively. Although our customer make-up varies from quarter to quarter, a small number of customers are likely to continue to account for a significant portion of our revenue, and our revenue could decline due to the loss or delay of a single customer order or the failure of an existing customer to renew its license. Our ability to mitigate this risk is based almost entirely on our ability to obtain additional customers and to expand our sales to existing customers. Our failure to obtain additional customers, the loss or delay of customer orders or the failure of existing customers to renew their licenses will harm our business and operating results.

We have never been profitable on an annual basis and we have incurred net losses in almost every fiscal period since we began operations. We may incur losses in the future.

To date, we have not been profitable on an annual basis and we have incurred net losses in almost every fiscal period since we began operations. For the year ended December 31, 2003, we had a net loss of $1.2 million, for the six months ended June 30, 2004 we had a net loss of $3.7 million, and as of June 30, 2004, we had an accumulated deficit of approximately $92.1 million. We will need to generate significant additional revenue and manage expenses appropriately to achieve and maintain profitability. Therefore, we may not be able to achieve or increase profitability on a quarterly or annual basis.

We have a limited history of sales of some of our products, which makes it difficult to evaluate our prospects.

Some of the products in our current product suite have been released within the past year, including our Business Class Manager, which was released in August 2003, our Usage Policy Manager, which was released in September 2003, and our Motive Profile, which was released in May 2004. These products target solving customers’ problems that we have not previously addressed. There can be no assurance that our customers will perceive these products as adequately addressing those problems or that there will be substantial demand for them. It is difficult to evaluate our future prospects because of our limited experience with these products, the rapidly evolving and competitive nature of the markets in which we sell these products and other factors that are beyond our control.

The typical sales cycle for our products and services is long and it may be difficult for us to predict when certain customers will complete the sales cycle. As a result, our quarterly operating results may fluctuate and the price of our common stock could decline.

We believe that a customer’s decision to purchase our software and services is highly discretionary, involves a significant commitment of resources and is influenced by customer budgetary cycles. To successfully sell our software and services, we must educate potential customers regarding their use and benefits, which can require significant time and resources from us and our customers. The period between our initial contact with a potential customer and the purchase of our software and services is often long and subject to delays associated with the budgeting, approval and competitive evaluation processes that frequently accompany significant capital expenditures. Our sales cycle varies substantially and may require up to nine months or more depending on the customer and the size of the transaction. A lengthy sales cycle may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate and our stock price to trade at lower levels than would otherwise be the case.

Our failure to adapt to technological change in our industry and to develop and achieve broad adoption and acceptance of our new products could cause the loss of existing and potential customers and therefore adversely affect our revenue and earnings. We are dependent on new product introductions for future revenue growth and such introductions involve significant risks.

If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenue and earnings. During the past several years, many new technological advancements and competing products have entered the marketplace to address the same problems that our products and services are intended to address. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing software products, the timely introduction and success of future software products and releases and the ability of our products to interoperate and perform well with existing and future leading databases, applications, operating systems and other platforms. We have made significant investments in research and development and our business model requires us to generate substantial revenue from new product introductions. We released two new products in 2003, one new product in the second quarter of 2004 and anticipate releasing one new product in the third quarter of 2004. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. We cannot be certain that our new products or future enhancements to existing products will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If they do not meet customer needs or expectations, for whatever reason, upgrading or enhancing these products could be costly and time consuming. In addition, the selling price of software products tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenue, gross margin and operating results would be adversely affected.

If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.

We currently have operations in Canada, the United Kingdom, Germany, Switzerland, France, Spain and Japan, and we intend to expand further into international markets. Unlike more established enterprise software vendors, we have limited experience in international operations and may not be able to compete effectively in international markets or to operate profitably in these markets. At the same time, our dependence on international revenue has steadily increased over time. Our international revenue was $29.5 million for the year ended December 31, 2003, an increase of $14.0 million over international revenue of $15.5 million for 2002. Our international revenue was $14.9 million for the three months ended June 30, 2004, an increase of $10.4 million over international revenue of $4.5 million for the three months ended June 30, 2003. Our international revenue was $24.3 million for the six months ended June 30, 2004, an increase of $15.8 million over international revenue of $8.5 million for the six months ended June 30, 2003. Continued expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the U.S. In our opinion, this is significantly more difficult in markets outside the U.S. Additionally, in some cases, our costs of sales may increase if our customers require us to sell through local distributors.

For the six months ended June 30, 2004, 52% of our revenue was derived from international operations. If we are unable to continue to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, particularly:

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in certain countries;

•	dependence on local vendors;

•	compliance with multiple conflicting and changing governmental laws and regulations;

•	seasonal reductions in business activity specific to certain markets;

•	longer sales cycles;

•	restrictions on repatriation of earnings;

•	differing labor regulations;

•	restrictive privacy regulations in different countries, particularly in the European Union;

•	restrictions on the export of sensitive U.S. technologies such as data security and encryption; and

•	import and export restrictions and tariffs.

Our business is dependent on the renewal of licenses by our existing customers. If our customers do not renew their licenses for our products or if they do not renew their licenses on terms that are favorable to us, our operating results could be adversely affected and the price of our common stock could decline.

Most of our licenses are for a fixed term of three years. For example, for the year ended December 31, 2003, approximately 78% of the license agreements we entered into were fixed term licenses, as opposed to perpetual licenses. In addition, the revenue from our contracts acquired in the BroadJump acquisition will decline on a quarterly basis through 2006 when the remaining obligations expire. As the end of the term of a fixed term license approaches, we attempt to negotiate the renewal of the license with the customer for the same product and/or for new products and services. If our customers choose not to renew their fixed term licenses with us or if we are unable to license additional products to our existing customers on beneficial terms, our business, operating results and financial condition could be harmed.

If we do not expand our sales and distribution capabilities, we may not be able to expand the sales of our software and services and achieve revenue growth.

We need to substantially expand our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase sales of our software and related services. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. New hires require training and take time to achieve full productivity. Our competitors have attempted to hire our employees and we expect that they will continue to do so. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to develop our indirect sales channel. As we develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

If we do not expand our professional services organization, our customers may become dissatisfied and our operating results could suffer. Also, our professional services organization may not operate in a profitable manner.

Our software sales, particularly those to large enterprises, are often dependent on our ability to provide a significant level of professional services to our customers. Clients that license our software typically engage our professional services organization to assist with installation, training, consulting and implementation of our software. We believe that growth in our software sales depends to a significant degree on our ability to provide our clients with these services. We cannot be certain that our professional services business will operate in a profitable manner. We plan to further increase the number of services personnel to meet customer needs. New services personnel will require training and education and take time to reach full productivity. We may not be able to recruit the services personnel we need or retain our current services personnel because competition for qualified services personnel is intense. We are in a relatively new market and only a limited number of individuals have the skills needed to provide the services that our clients require. To meet our needs for services personnel, we may also need to use third-party consultants to supplement our own professional services organization.

If we fail to attract, train, and retain highly qualified employees, our business may be harmed

Our future success will depend on our continued ability to attract, train and retain highly qualified employees. As of June 30, 2004, we had 111 employees in our professional services organization, 86 employees in our sales and marketing organizations, 113 employees in our development organization, and 43 employees in our general and administrative organization. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar stoppage. We consider our relations with our employees to be good.

If we lose the services of any of our senior management or other key personnel, our business may be harmed.

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel, many of whom have worked together for a relatively short period of time. Currently, we do not have long-term employment agreements with any of our executive officers, with the exception of Kenny Van Zant who joined us as a result of our acquisition of BroadJump in early 2003 and received an employment agreement as part of the terms and conditions of that acquisition. The loss of the services of any of our senior management or other key personnel, including our Chief Executive Officer, Scott Harmon, could harm our business. Mr. Harmon, in particular, is one of our co-founders and possesses unique knowledge of our markets, our products and our customers. We possess key man life insurance for Scott Harmon, but not for any of our other officers.

Our failure to expand our strategic alliances would impede our revenue growth.

Unlike more established enterprise software vendors, we must successfully establish and extend relationships that enable us to expand market acceptance of our software solutions. Specifically, we must establish new and extend existing distribution alliances with specialized technology and services firms, such as support outsourcers. We must also establish new and extend existing solutions alliances with leading providers of complementary technologies. Although our business does not depend on any one strategic alliance, our strategic alliances as a whole are a valuable component of our business. Without adequate strategic alliances, we may have to devote substantially more resources than we would otherwise to the sales, marketing and implementation of our products and the development of complementary products in order to deliver comprehensive service management solutions, and our efforts may not be as effective as those who have such alliances. In many cases, the firms with which we wish to form alliances have extensive relationships with our existing and potential customers and may influence the decisions of these customers by recommending products. If we fail to establish, successfully implement or maintain these alliances, our ability to achieve market acceptance of our service management software will suffer and our business and operating results will be harmed.

We have experienced significant growth in our business in the past and we may not be able to manage our future growth efficiently or profitably.

We have expanded the scope of our operations at a rapid rate in the past. For example, in January 2003, we acquired BroadJump, Inc., a provider of broadband Internet activation and support solutions. Primarily as a result of the BroadJump acquisition, the number of people we employ grew from 240 employees as of December 31, 2002 to 353 employees as of June 30, 2004. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our business, operating results and financial condition.

We may find it difficult to integrate potential future business combinations, which could disrupt our business, dilute stockholder value and adversely affect our operating results.

From inception to date, we have completed three acquisitions of other companies and businesses. We may acquire other companies and businesses in the future, which could add substantial complexity and additional burdens to the substantial tasks already performed by our management team. We may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and product offerings, as well as multiple direct and indirect sales channels. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate future acquisitions could seriously harm our business.

In addition, our existing stockholders’ ownership would be diluted if we financed our acquisitions by issuing equity securities. Under the purchase method of accounting, now required under generally accepted accounting principles for all acquisitions, we could be required to incur in-process research and development or other charges in connection with future acquisitions, which would adversely affect our operating results.

The service management software and services industry is highly competitive, the market for our products is subject to rapid change and we may not be able to compete effectively.

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our software solutions, our solutions compete against various vendors’ software products designed to accomplish specific elements of functionality. Moreover, these vendors may broaden their product portfolios to more directly compete against our products.

Our current and potential competitors may have longer operating histories, significantly greater financial, technical and other resources or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competitive pressures could reduce our market share or require us to reduce the price of our products, either of which could harm our business and operating results.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer because, among other things, we might have to limit or suspend product shipments, we might have to expand resources providing enhancements to correct such errors and we may experience other adverse consequences described below.

Our software products are complex and have been more recently developed than those of more established enterprise software vendors. Software such as ours often contains undetected errors or “bugs.” Such errors are frequently found during the period immediately following introduction of new software or enhancements to existing software. We continually introduce new products. If we detect any errors before we ship a product, we might have to limit or suspend product shipments for an extended period of time while we address the problem. We may not discover software errors that affect our new or current products or enhancements until after they are deployed and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite testing by us, errors may occur in our software. These errors could result in:

•	damage to our reputation;

•	lost sales;

•	delays in commercial release;

•	product liability claims;

•	delays in or loss of market acceptance of our products;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it may be difficult to identify the source of the problem. Even when these problems are not caused by our software, they may cause us to incur significant costs, divert the attention of our engineering personnel from our product development efforts, impact our reputation and cause significant customer relations problems.

Our failure to integrate third-party technologies could harm our business because we may incur increased costs and experience delays procuring or building replacement technologies.

We do not own all of the technology that is used in our business and that is incorporated into our products. Accordingly, we intend to continue licensing technologies from third parties, including applications used in our research and development activities and technologies that are integrated into our products. These technologies may not continue to be available to us on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay product development until equivalent technology can be identified, licensed and integrated. This inability in turn would harm our business and operating results. For example, we license security and encryption technology from RSA Security. The RSA agreement continues indefinitely unless terminated in the event of a material default by either party or insolvency, or unless we terminate for convenience on 90-days’ written notice. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

If the system security of our software is breached, our business and reputation could suffer.

A fundamental and unique requirement for effective use of many of our products is the secure transmission, collection and storage of confidential end user information. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in such security and any breach could harm our customers, our business and our reputation. In addition, our software contains features which may allow us or our customers to control, monitor or collect data from computers running the software. Therefore, we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to rectify problems caused by any security breach.

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights, which may provide us with inadequate protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We may not be successful in protecting our proprietary technology, and our proprietary rights may not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patents, trademarks, copyrights, trade secrets and disclosure agreements, each of which affords only limited protection. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	any patents issued to us may not be broad enough to protect our proprietary rights;

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents; and

•	current and future competitors may independently develop similar technologies, duplicate our products or design around any of our patents.

In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the U.S. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle, thus adversely affecting our operating results.

Litigation regarding intellectual property rights is common in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed if any of these events occurred.

In addition, we have agreed, and will likely agree in the future, to indemnify certain of our customers against certain claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

If we become subject to product liability claims, they could be time consuming and costly to defend, thus adversely affecting our operating results.

Errors, defects or other performance problems in our software could result in financial or other damages to our customers. They could seek damages from us for losses associated with these errors, defects or other performance problems. If successful, these claims could have a material adverse effect on our business, operating results or financial condition. Although we possess product liability insurance and errors and omissions insurance, there is no guarantee that our insurance would be enough to cover the full amount of any loss we might suffer. Our license agreements typically contain provisions designed to limit our exposure to product liability claims, but existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if unsuccessful, could be time consuming and costly to defend and could harm our reputation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop our products in the United States and market them in North America, South America, Europe and the Asia/Pacific markets. As a result, our future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

From our inception through June 30, 2004, we have derived approximately $71.1 million of revenue from customers outside the United States, and our international revenue was $29.5 million for the year ended December 31, 2003, an increase of $14.0 million over international revenue of $15.5 million for 2002. Our international revenue was $14.9 million for the three months ended June 30, 2004, an increase of $10.4 million over international revenue of $4.5 million for the three months ended June 30, 2003. We intend to continue to further expand our European and Asia/Pacific operations in the near term. To the extent our foreign operations expenses increase or to the extent we begin to denominate more foreign sales in local currencies, we will become subject to foreign currency fluctuations. We do not currently anticipate using hedging activities to offset these fluctuations.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material interest rate risk exposure.

As of June 30, 2004, our outstanding debt was $6.1 million, of which $5.0 million was long-term. Our interest expense related to long-term debt is sensitive to changes in the prime interest rate. However, we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II:

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) The Securities and Exchange Commission declared our first registration statement effective on June 24, 2004, which we filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of our common stock. An aggregate of 5,750,000 shares were registered under this registration statement, including 750,000 shares subject to the underwriters’ over-allotment option. The managing underwriters of the offering were J.P. Morgan Securities, Inc., acting as sole book-runner and co-lead manager, Thomas Weisel Partners LLC, acting as co-lead manager, and Friedman, Billings, Ramsey & Co., Inc., Needham & Company, Inc. and America’s Growth Capital, LLC acting as co-managers.

On June 30, 2004, we completed our initial public offering in which we sold 5,000,000 shares of our common stock at $10 per share, for an aggregate public offering price of $50 million. We applied the gross proceeds as follows:

Gross Proceeds	$50.0	million
Use of Proceeds:
Underwriting discount and commissions	3.5	million
Related costs and expenses	2.4	million
Payment of subordinated debt:
Austin Ventures VII, L.P.	11.8	million
Piper Jaffrey Technology Capital SBIC, L.P.	0.2	million
Eric L. Jones and Joye A. Jones	0.3	million
Joye A. Jones	0.2	million

Total Use of Proceeds	18.4	million

Net Proceeds	$31.6	million

We retained approximately $31.6 million of the offering proceeds for working capital and general corporate purposes.

(e) The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchase” of shares of the Company’s common stock during the quarter ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 2004	1,320	(1)	$4.8823	N/A	N/A
May 2004	340	(1)	$6.5092	N/A	N/A
June 2004	15	(1)	$6.5092	N/A	N/A

(1)	Options issued to employees are subject to a time-based vesting schedule. Options could be exercised prior to vesting but were subject to repurchase by the Company upon termination of employment at a price per share equal to the original exercise price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2004, holders of over two-third of our then-outstanding preferred stock executed a written consent pursuant to which each share of our then-outstanding preferred stock would automatically convert into the number of shares of common stock into which such shares were convertible at the then-effective conversion ratio upon the closing of a public offering of our common stock occurring no later than June 30, 2004, and involving an offering price of at least $9.00 per share (appropriately adjusted for any stock split, dividend, combination or other recapitalization) and $25,000,000 in the aggregate. Upon the consummation of our initial public offering, all such shares of outstanding preferred stock converted into shares of common stock on a one-for-one basis.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1.1	Amended and Restated Certificate of Incorporation.

3.2.2	Amended and Restated Bylaws

4.1*	Specimen certificate for shares of common stock, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-111030) dated May 14, 2004 and incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVE, INC.

/s/ Scott L. Harmon
Scott L. Harmon President and Chief Executive Officer

Date: August 2, 2004

/s/ Paul M. Baker
Paul M. Baker
Chief Financial Officer

Date: August 2, 2004