Form 10-Q
period 2004-09-30
MOTIVE INC
filed 2004-11-05
CIK 1112422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of September 30, 2004, there were 25,681,464 outstanding shares of the common stock of Motive, Inc.

MOTIVE, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated Condensed Statements of Operations for the three months ended September 30, 2004 (unaudited) and 2003 (unaudited) and the nine months ended September 30, 2004 (unaudited) and 2003 (unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and 2003 (unaudited)	5
	Notes to the Consolidated Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33
Item 3.	Defaults upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits and Reports on Form 8-K	34

MOTIVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,721	$28,433
Accounts receivable, net	11,783	21,276
Prepaid expenses and other current assets	3,142	2,437

Total current assets	94,646	52,146

Restricted cash	—	15,000
Property and equipment, net	6,567	7,008
Goodwill	56,569	59,143
Acquired technology, net	8,221	8,903
Other intangibles, net	9,216	11,593
Other assets	3,486	4,650

Total assets	$178,705	$158,443

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,318	$5,651
Accrued liabilities	7,203	17,684
Deferred revenue	12,673	13,886
Current portion of long-term debt	1,566	278

Total current liabilities	26,760	37,499
Deferred revenue	6,434	7,347
Long-term debt, net of current portion	4,500	6,026
Related party subordinated debt, net	—	10,757

Total liabilities	37,694	61,629

Redeemable convertible preferred stock:
Preferred Stock: $0.001 par value; 47,000,000 shares authorized, 10,322,056 shares issued and outstanding at December 31, 2003	—	119,785

Stockholders’ equity (deficit):
Common stock: $0.001 par value; 150,000,000 shares authorized, 25,681,464 shares issued and outstanding at September 30, 2004 (unaudited); 25,000,000 shares authorized, 9,723,131 shares issued and outstanding at December 31, 2003	26	10
Additional paid-in capital	234,261	69,734
Deferred stock compensation	(2,227)	(4,168)
Accumulated comprehensive loss	(593)	(181)
Accumulated deficit	(90,456)	(88,366)

Total stockholders’ equity (deficit)	141,011	(22,971)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$178,705	$158,443

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue:
License fees	$14,488	$8,995	$39,569	$26,613
Services:
Services	8,522	6,231	24,651	18,145
Acquired in business combination	1,510	4,732	6,998	20,562

Total services revenue	10,032	10,963	31,649	38,707

Total revenue	24,520	19,958	71,218	65,320

Cost of revenue:
License fees	152	682	503	1,751
Amortization of acquired technology	234	117	682	331
Services	6,932	7,638	21,553	23,216

Total cost of revenue	7,318	8,437	22,738	25,298

Gross margin	17,202	11,521	48,480	40,022

Operating expenses:
Sales and marketing	8,490	8,041	24,307	23,925
Research and development	4,750	4,518	13,667	12,041
General and administrative	2,212	2,067	6,427	6,038
Amortization of intangibles	802	571	2,377	1,618
Amortization of deferred stock compensation (1)	443	77	1,931	358
Business restructuring charge	—	—	—	1,422

Total operating expenses	16,697	15,274	48,709	45,402

Income (loss) from operations	505	(3,753)	(229)	(5,380)
Interest income (expense), net	59	(470)	(2,469)	(1,418)
Other income, net	1,300	5,939	1,717	6,081

Income (loss) before income taxes	1,864	1,716	(981)	(717)
Provision for income taxes	241	130	1,109	1,517

Net income (loss)	$1,623	$1,586	$(2,090)	$(2,234)

Basic income (loss) per share	$0.06	$0.16	$(0.14)	$(0.23)

Diluted income (loss) per share	$0.06	$0.08	$(0.14)	$(0.23)

Shares used in computing basic income (loss) per share	25,627	9,731	15,401	9,892
Shares used in computing diluted income (loss) per share	27,058	20,765	15,401	9,892
(1) If the amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:
Cost of services revenue	$15	$8	$100	$(9)
Sales and marketing	97	7	665	128
Research and development	97	10	595	41
General and administrative	234	52	571	198

	$443	$77	$1,931	$358

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net loss	$(2,090)	$(2,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,578	3,013
Amortization of deferred stock compensation	1,931	358
Amortization and write-off of debt discount	1,743	360
Amortization of intangibles	3,059	1,949
Other noncash items	(129)	(1,490)
Changes in operating assets and liabilities net of acquisitions	(699)	(19,671)

Net cash provided by (used in) operating activities	6,393	(17,715)

Cash flows from investing activities
Proceeds from maturities of short-term investments	—	1,692
Restricted cash	15,000	—
Cash acquired in BroadJump acquisition	—	51,655
Cash used in BroadJump acquisition	—	(5,654)
Purchase of property and equipment	(2,135)	(3,566)

Net cash provided by investing activities	12,865	44,127

Cash flows from financing activities
Payments made on long-term debt	(238)	(8,935)
Payments made on subordinated debt	(12,500)	—
Proceeds from IPO	43,954	—
Proceeds from issuance of common stock	1,073	206
Repurchase of common stock	(259)	(178)

Net cash provided by (used in) financing activities	32,030	(8,907)

Net increase in cash and cash equivalents	51,288	17,505
Cash and cash equivalents at beginning of period	28,433	32,728

Cash and cash equivalents at end of period	$79,721	$50,233

See accompanying notes

MOTIVE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Motive, Inc., along with its wholly-owned subsidiaries (collectively, the “Company” or “Motive”), is a leading provider of service management software that enables companies to build management and service directly into their customer-facing products and services, optimizing time and reducing waste from labor-intensive management processes. The Company was incorporated in Delaware on April 25, 1997 and currently markets its products and services throughout the Americas, Europe and Asia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our final prospectus for our initial public offering filed with the SEC on June 24, 2004. The results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our final prospectus for our initial public offering filed with the SEC on June 24, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.

2.	Initial Public Offering

The SEC declared our registration statement effective on June 24, 2004, which we filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of our common stock. On June 30, 2004, we completed our initial public offering in which we sold 5,000,000 shares of our common stock for $10 per share, for an aggregate public offering price of $50 million. Of this total, we applied approximately $3.5 million to underwriting discounts and commissions; $2.6 million to related costs; and $12.5 million to pay in full our senior subordinated promissory notes. As a result, we retained approximately $31.4 million of the offering proceeds, which we intend to use for working capital and general corporate purposes.

3.	Stock-Based Compensation

The following table illustrates the effect on income available to common stockholders and earnings per share if we had applied the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income (loss) as reported	$1,623	$1,586	$(2,090)	$(2,234)

Total stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	443	77	1,931	358

Total stock-based compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,068)	(476)	(3,103)	(1,505)

Pro forma net income (loss)	$998	$1,187	$(3,262)	$(3,381)

Pro forma net income (loss) per share, basic	$0.04	$0.12	$(0.21)	$(0.34)

Pro forma net income (loss) per share, diluted	$0.04	$0.06	$(0.21)	$(0.34)

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Goodwill	$56,569	$59,143

Acquired Technology:
Acquired technology	$9,351	$9,351
Accumulated amortization	(1,130)	(448)

	$8,221	$8,903

Other Intangibles:
Customer contractual relationships	$7,255	$7,255
Order backlog	920	920
Patented technologies	500	500
Trade secrets and other technology	500	500
Non-competition agreements	4,800	4,800
Accumulated amortization	(4,759)	(2,382)

	$9,216	$11,593

During the third quarter of 2004, we reduced goodwill in connection with the BroadJump acquisition by adjusting our facility lease commitment to offset the remaining lease liability by estimated sublease income. We continue to pursue strategies to dispose of excess office space through subleasing and/or early termination negotiations where possible. Estimated annual amortization expense of intangible assets for calendar years 2004, 2005, 2006, 2007 and 2008 is $4,096,000, $4,809,000, $5,255,0000, $6,082,000 and $256,000, respectively.

5.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. For the nine months ended September 30, 2004 and 2003, we have excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock and common stock subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for those periods. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was 10,892,290 and 13,194,635 for the nine months ended September 30, 2004 and 2003, respectively.

The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Numerator:
Net income (loss) available to common stockholders	$1,623	$1,586	$(2,090)	$(2,234)

Denominator:
Weighted-average common shares outstanding	25,663	9,778	15,447	9,959
Less: Common shares subject to repurchase	(36)	(47)	(46)	(67)

Total weighted average common shares used in computing basic earnings (loss) per share	25,627	9,731	15,401	9,892
Effect of dilutive securities:
Common shares subject to repurchase	36	47	—	—
Preferred stock	—	10,322	—	—
Stock options	1,392	215	—	—
Warrants	3	450	—	—

Total weighted average common shares used in computing diluted earnings (loss) per share	27,058	20,765	15,401	9,892

Earnings (loss) per share:
Basic	$0.06	$0.16	$(0.14)	$(0.23)

Diluted	$0.06	$0.08	$(0.14)	$(0.23)

6.	Debt

We have term loans with Comerica Bank that bear interest at rates ranging from the bank’s prime rate (4.25% at September 30, 2004) plus 2.0% to prime plus 2.5%. At September 30, 2004, $6.1 million was outstanding under the term loans. Our line of credit with the bank expired in June 2004. No amounts were due under this line of credit at December 31, 2003 or at the date of expiration.

In June 2004, we repaid in full our related party senior subordinated promissory notes in the aggregate principal amount of $12.5 million using proceeds from our initial public offering. We allocated the remaining debt discount of approximately $1.5 million to interest expense.

Total interest expense incurred during the three months ended September 30, 2004 and 2003 was approximately $157,000 and $622,000, respectively. Total interest expense incurred during the nine months ended September 30, 2004 and 2003 was approximately $2,894,000 and $1,919,000, respectively.

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. Our other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income (loss)	$1,623	$1,586	$(2,090)	$(2,234)
Other comprehensive income (loss)
Change in unrealized loss on investments	—	—	(115)	—
Foreign currency translation adjustment	(178)	(3)	(297)	(52)

Total comprehensive income (loss)	$1,445	$1,583	$(2,502)	$(2,286)

8.	Income Taxes

We have incurred operating losses for all fiscal years from inception through December 31, 2003. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales as well as foreign income taxes on the earnings of our foreign subsidiaries. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss and research and development credit carryforwards, because of the uncertainty regarding their realization.

9.	Stockholders’ Equity

Redeemable Convertible Preferred Stock

In connection with our initial public offering in June 2004, all series of our redeemable convertible preferred stock, representing a total of 10,322,056 preferred shares, were automatically converted to common stock based on a one-for-one conversion ratio.

Common Stock

In March 2004, our Board of Directors authorized a 4-for-1 reverse stock split for all common and preferred shares. All shares and per share amounts, including warrants and options for such shares, included in the accompanying consolidated condensed financial statements have been adjusted to give retroactive effect to the reverse stock split.

Of the 25,681,464 shares and 9,723,131 shares of common stock issued and outstanding as of September 30, 2004 and December 31, 2003, respectively, 32,010 shares and 43,317 shares were unvested and subject to our right of repurchase, at a price per share equal to the original exercise price. These repurchase rights lapse according to a time-based vesting schedule.

10.	Acquisition of BroadJump, Inc.

In connection with our January 2003 acquisition of BroadJump, Inc, we accrued total exit costs of $13,894,000. The following table summarizes activity for the remaining exit costs included in accrued liabilities (in thousands):

Facility Lease Commitments
Balance at December 31, 2003	$7,085
Cash activity (unaudited)	(497)

Balance at March 31, 2004 (unaudited)	6,588
Cash activity (unaudited)	(546)

Balance at June 30, 2004 (unaudited)	6,042
Cash activity (unaudited)	(586)
Noncash activity (unaudited)	(2,291)

Balance at September 30, 2004 (unaudited)	$3,165

During the third quarter of 2004, we adjusted our facility lease commitment to offset the remaining lease liability by estimated sublease income. We continue to pursue strategies to dispose of excess office space through subleasing and/or early termination negotiations where possible. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, are based on market information and trend analysis. Actual results could differ from those estimates, and such differences could be material to the financial statements.

11.	Commitments and Contingencies

United Parcel Service General Services Co. (“UPS”) has alleged that we have breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which we agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. UPS is seeking a refund of fees totaling $5,181,670. The terms of the License Agreement call for binding arbitration to resolve any dispute between the parties. UPS has served us with a demand for arbitration, the arbitration process is in its discovery phase, and a date for the arbitration has been set for May of 2005. We believe that we have valid defenses to the claims of UPS and intend to defend the matter vigorously, although we cannot predict its final outcome.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risk Factors that May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risk Factors that May Affect Future Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our final prospectus dated June 24, 2004, our Form 10-Q relating to the three-month period ended June 30, 2004, as well as our most recent reports on Form 8-K, as they may be amended from time to time.

Overview

We are a leading provider of service management software that enables companies to build management and service directly into their customer-facing products and services, optimizing time and reducing waste from labor-intensive management processes. From our incorporation in April 1997, we have developed and successfully deployed our service management software solutions to industry-leading technology vendors, service providers and large enterprises. We estimate that these customers have used our software in connection with more than 40 million technology products and devices. We have continued to enhance the functionality of our products, and our current service management product suite includes products in the service operations management, self management and policy management categories.

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

In evaluating our financial condition and operating performance, our management team and our board of directors focus on a wide variety of information and performance metrics, including, among others, the following:

•	the level of revenue generated from sales of our software products to existing and new customers;

•	the mix of revenue generated from license fees and services fees;

•	the mix of revenue generated within North America and outside North America;

•	the extent to which customers license our products under term as opposed to perpetual licenses;

•	our ability to manage our cost structure such that it supports our revenue generation efforts while optimizing profitability; and

•	our employee headcount numbers, both in terms of function within the company and in terms of geographic dispersal, which are directly reflective of our cost structure.

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

To address these challenges, we intend to continue to invest to enhance our current products and services and to develop new products and services. We also intend to increase our services, sales and development resources, and to invest in the expansion of our international operations, which represented 32% of our revenue in 2003, and 57% of our revenue during the first nine months of 2004. We may seek to accomplish these expansions by acquiring businesses that possess products, technology or operations that are complementary to ours.

Another operational challenge that we face is the fact that our operating expenses are, to a large extent, fixed in the short term. If our revenue falls below our expectation in a quarter and we are not able to proportionately reduce our operating expenses in response, our operating results for that quarter could be adversely affected. To address this challenge, we attempt to closely monitor our cost structure and operating expense trends, as well as to closely monitor our sales pipeline and related sales activities.

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

On June 30, 2004, we completed our initial public offering in which we sold 5 million shares of our common stock at $10 per share, for an aggregate public offering price of $50.0 million. Our sale of shares of common stock resulted in aggregate net proceeds of approximately $44.0 million. See Note 2 to the accompanying consolidated condensed financial statements for additional information.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Sources of Revenue

Through September 30, 2004, substantially all of our revenue was derived from licensing our product suite and providing related services. Customers pay us license fees for the right to use our products for a fixed or perpetual term. Over the last two years, more than 70% of the license agreements we entered into were fixed-term as opposed to perpetual. We anticipate that the percentage for 2004 will also be above 70%. The term of our licenses is typically three years. We price our license fees based on an expected volume of usage during the license term.

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

Results of Operations

In view of our limited operating history and changes in the general economic climate, we believe that period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our prospects must be considered in light of the risks, uncertainties and difficulties encountered by companies in new and rapidly evolving markets. Additionally, despite our revenue growth during prior periods, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth.

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

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License fees	59%	45%	56%	41%
Services:
Services	35	31	34	28
Acquired in business combination	6	24	10	31

Total services revenue	41	55	44	59

Total revenue	100	100	100	100

Cost of revenue:
License fees	1	3	1	3
Amortization of acquired technology	1	1	1	—
Services	28	38	30	36

Total cost of revenue	30	42	32	39

Gross margin	70	58	68	61

Operating expenses:
Sales and marketing	35	40	34	37
Research and development	19	23	19	18
General and administrative	9	11	9	9
Amortization of intangibles	3	3	3	2
Amortization of deferred stock compensation	2	—	3	1
Business restructuring charge	—	—	—	2

Total operating expenses	68	77	68	69

Income (loss) from operations	2	(19)	—	(8)
Interest income (expense), net	—	(2)	(3)	(2)
Other income, net	6	30	2	9

Income (loss) before income taxes	8	9	(1)	(1)
Provision for income taxes	1	1	2	2

Net income (loss)	7%	8%	(3)%	(3)%

Comparison of the Three Months Ended September 30, 2004 and 2003

Revenue

Total revenue increased by $4.5 million from $20.0 million for the three months ended September 30, 2003 to $24.5 million for the three months ended September 30, 2004. The increase was primarily due to a $5.5 million increase in license fees revenue and an increase in services revenue of $2.3 million, partially offset by a $3.3 million decrease in services revenue acquired as a result of the BroadJump acquisition.

        Revenue from North America decreased by $1.5 million from $12.0 million for the three months ended September 30, 2003 to $10.5 million for the three months ended September 30, 2004. The decrease in revenue from North America was primarily a result of a $2.8 million decrease in services revenue acquired as a result of the BroadJump acquisition. Revenue from Europe and Asia Pacific increased by $6.0 million from $8.0 million for the three months ended September 30, 2003 to $14.0 million for the three months ended September 30, 2004. Revenue from outside North America represented 40% and 57% of our total revenue for the three months ended September

30, 2003 and 2004, respectively. The increase in revenue from outside North America is consistent with our focus on further expanding our European and Asia/Pacific operations. However, as a result of the application of our revenue recognition policies, the amount of revenue attributable to any customer, and thus the amount of revenue attributable to any specific geographic area, can vary significantly within any period. . For more information about our international revenue and expansion plans, please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Our revenue recognition policy requires that we only recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled vendor obligations remain, the fee is fixed and determinable and collectibility is probable. If the fee for a license has payment terms that exceed our normal payment terms, the fee is not considered to be fixed or determinable and we only recognize license revenue when amounts actually become due. Therefore, the revenue contribution by a customer in any given period is dictated by the payment terms associated with such customer’s agreement. As a result, the revenue—both in absolute dollars and as a percentage of total revenue—attributable to any particular customer in any given period can vary significantly. See “—Critical Accounting Policies—Revenue Recognition” below. Ntl accounted for 14% of our total revenue for the three months ended September 30, 2003, and Deutsche Telecom and Softbank accounted for 28% and 13%, respectively, of our total revenue for the three months ended September 30, 2004.

License Fees. Revenue from license fees increased by $5.5 million from $9.0 million for the three months ended September 30, 2003 to $14.5 million for the three months ended September 30, 2004, representing 45% and 59%, respectively, of our total revenue. License fees revenue increased as a percentage of total revenue for the three months ended September 30, 2004 because license fees revenue increased by 61% from the third quarter in 2003 to the third quarter in 2004, while services revenue for this period decreased as a result of the declining revenue from the contracts acquired in the BroadJump acquisition in January 2003.

The increase in license fees revenue in absolute dollars was primarily due to a $3.3 million increase in license fees revenue from new license customers, from $6.3 million for the three months ended September 30, 2003 to $9.6 million for the three months ended September 30, 2004. Additionally, we experienced a $2.2 million increase in license fees revenue from existing customers, from $2.7 million for the three months ended September 30, 2003 to $4.9 million for the three months ended September 30, 2004. The increase in license fees revenue from existing customers was primarily due to new product sales to existing customers, as well as renewals of existing term contracts, and revenue recognized on contracts entered into in previous periods based on their negotiated payment terms and the application of our revenue recognition policy.

Services. Our revenue from services decreased by $1.0 million from $11.0 million for the three months ended September 30, 2003 to $10.0 million for the three months ended September 30, 2004, representing 55% and 41%, respectively, of our total revenue. Approximately $3.2 million of the decrease was due to declining services revenue from contracts acquired in the BroadJump acquisition and approximately $0.3 million of the decrease was due to a decrease in hosting revenue. These decreases were partially offset by a $1.9 million increase in consulting and training services revenue and an approximately $0.6 million increase in maintenance revenue due to growth in the number and size of maintenance contracts. Revenue from acquired contracts was $4.7 million and $1.5 million, or 24% and 6% of our total revenue, for the three months ended September 30, 2003 and 2004, respectively. This revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”). We expect this declining services revenue stream to be partially offset by new contracts with these former BroadJump customers for use of a broader range of our products.

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue decreased by $0.5 million from $0.7 million for the three months ended September 30, 2003 to $0.2 million for the three months ended September 30, 2004, representing 8% and 1%, respectively, of our license fees revenue. The decrease in cost of license fees revenue in absolute dollars was due to a nonrecurring payment to a third-party in 2003 in connection with the licensing of their software to one of our customers. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $117,000 and $234,000 was recorded as a cost of revenue for the three months ended September 30, 2003 and 2004, respectively. These amounts represented 1% of total revenue in both of these periods. The increase in amortization of acquired technology is due to the acquired technology being amortized over its estimated useful life using a method of amortization that reflects the pattern in which its economic benefits are consumed based upon estimated contributions to discounted cash flows during that period.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $2.3 million from $3.5 million for the three months ended September 30, 2003 to $1.2 million for the three months ended September 30, 2004.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total cost of services revenue increased by $1.6 million from $4.1 million for the three months ended September 30, 2003 to $5.7 million for the three months ended September 30, 2004. This increase was primarily due to $900,000 in increased salary related costs, $500,000 in increased third-party consulting costs, and $200,000 in increased costs associated with servicing our growing international customer base.

Total cost of services revenue represented 70% and 69% of total services revenue for the three months ended September 30, 2003 and 2004, respectively. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 67% of total services revenue for both periods.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses increased by $0.5 million from $8.0 million for the three months ended September 30, 2003 to $8.5 million for the three months ended September 30, 2004, representing 40% and 35%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $800,000 in salary related costs, partially offset by a decrease of $300,000 in sales commissions that resulted from a change in our sales incentive plan structure.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $0.2 million from $4.5 million for the three months ended September 30, 2003 to $4.7 million for the three months ended September 30, 2004, representing 23% and 19%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $200,000 in third-party consulting costs.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $0.1 million from $2.1 million for the three months ended September 30, 2003 to $2.2 million for the three months ended September 30, 2004, representing 11% and 9%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of approximately $100,000 in costs related to our being a newly public company.

Amortization of Intangibles. Total amortization expense was $571,000 and $802,000 for the three months ended September 30, 2003 and 2004, respectively, representing 3% of our total revenue in both periods. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which are being amortized over their estimated lives of four to five years through 2008 using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period.

Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $77,000 and $443,000 for the three months ended September 30, 2003 and 2004, respectively. The increase in amortization was related to the grant of in-the-money options in the fourth quarter of 2003 and first quarter of 2004, which is being amortized over the vesting period of the applicable options.

Interest Income (Expense), Net

Interest income (expense), net increased from $(470,000) for the three months ended September 30, 2003 to $59,000 for the three months ended September 30, 2004. The increase in interest income (expense), net during these periods was primarily due to a decrease in interest expense on our subordinated debt, which was repaid in full in June 2004.

Other Income, Net

Other income, net decreased from $5.9 million for the three months ended September 30, 2003 to $1.3 million for the three months ended September 30, 2004 due to the difference in other income recognized during the two quarters pursuant to a settlement agreement we entered into with Peregrine Systems in 2003. During the three months ended September 30, 2003, we recognized $6.1 million of other income based on our receipt of $4.0 million in cash and the return of 416,667 shares of our common stock pursuant to the settlement agreement. During the three months ended September 30, 2004, we recognized $1.25 million of other income, which was received in cash during the quarter, also pursuant to the settlement agreement.

Provision for Income Taxes

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

Comparison of the Nine Months Ended September 30, 2004 and 2003

Revenue

Total revenue increased by $5.9 million from $65.3 million for the nine months ended September 30, 2003 to $71.2 million for the nine months ended September 30, 2004. The increase was primarily due to a $13.0 million increase in license fees revenue and an increase in services revenue of $6.5 million, partially offset by a $13.6 million decrease in services revenue acquired as a result of the BroadJump acquisition.

Revenue from North America decreased by $10.5 million from $51.9 million for the nine months ended September 30, 2003 to $41.4 million for the nine months ended September 30, 2004. The decrease in revenue from North America was primarily a result of a $12.9 million decrease in services revenue acquired as a result of the BroadJump acquisition. Revenue from Europe and Asia Pacific increased by $16.5 million from $13.4 million for the nine months ended September 30, 2003 to $29.9 million for the nine months ended September 30, 2004. Revenue from outside North America represented 21% and 42% of our total revenue for the nine months ended September 30, 2003 and 2004, respectively. The increase in revenue from outside North America is consistent with our focus on further expanding our European and Asia/Pacific operations. However, as a result of the application of our revenue recognition policies, the amount of revenue attributable to any customer, and thus the amount of revenue attributable to any specific geographic area, can vary significantly within any period. For more information about our international revenue and expansion plans, please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Mercury Interactive accounted for 11% of our total revenue for the nine months ended September 30, 2003, and no customers accounted for 10% or more of our total revenue for the nine months ended September 30, 2004.

License Fees. Revenue from license fees increased by $13.0 million from $26.6 million for the nine months ended September 30, 2003 to $39.6 million for the nine months ended September 30, 2004, representing 41% and 56%, respectively, of our total revenue. License fees revenue increased as a percentage of total revenue for the nine months ended September 30, 2004 because license fees revenue increased by 49% from 2003 to 2004 while services revenue for this period decreased as a result of the declining revenue from the contracts acquired in the BroadJump acquisition in January 2003.

The increase in license fees revenue in absolute dollars was primarily due to a $14.5 million increase in license fees revenue from existing customers, from $7.0 million for the nine months ended September 30, 2003 to $21.5 million for the nine months ended September 30, 2004, partially offset by a $1.5 million decrease in license fees revenue from new license customers, from $19.6 million the nine months ended September 30, 2003 to $18.1 million for the nine months ended September 30, 2004. The increase in license fees revenue from existing customers was primarily due to new product sales into existing customers, as well as renewals of existing term contracts, and revenue recognized on contracts entered into in previous periods based on their negotiated payment terms and the application of our revenue recognition policy.

Services. Our revenue from services decreased by $7.1 million from $38.7 million for the nine months ended September 30, 2003 to $31.6 million for the nine months ended September 30, 2004, representing 59% and 44%, respectively, of our total revenue. Approximately $13.6 million of the decrease was due to declining services revenue from contracts acquired in the BroadJump acquisition and approximately $1.1 million was due to a decrease in hosting revenue. This decrease was partially offset by a $5.7 million increase in consulting and training services revenue and an approximately $1.9 million increase in maintenance revenue due to growth in the number and size of maintenance contracts. Revenue from acquired contracts was $20.6 million and $7.0 million or 31% and 10% of our total revenue for the nine months ended September 30, 2003 and 2004, respectively. This revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”).

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue decreased by $1.3 million from $1.8 million for the nine months ended September 30, 2003 to $0.5 million for the nine months ended September 30, 2004, representing 7% and 1%, respectively, of our license fees revenue. The decrease in cost of license fees revenue in absolute dollars was due to nonrecurring royalties paid in 2003 pursuant to an agreement granting us the right to integrate and distribute certain third-party software to several of our customers through March 31, 2004, and a nonrecurring payment to a third-party in 2003 in connection with the licensing of their software to one of our customers. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $331,000 and $682,000 was recorded as a cost of revenue for the nine months ended September 30, 2003 and 2004, respectively. These amounts represented 0% and 1%, respectively, of revenue. The increase in amortization of acquired technology is due to the acquired technology being amortized over its estimated useful life using a method of amortization that reflects the pattern in which its economic benefits are consumed based upon estimated contributions to discounted cash flows during that period.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $5.4 million from $11.1 million for the nine months ended September 30, 2003 to $5.7 million for the nine months ended September 30, 2004.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total cost of services revenue increased by $3.7 million from $12.1 million for the nine months ended September 30, 2003 to $15.8 million for the nine months ended September 30, 2004. This increase was primarily due to $1.8 million in increased salary related costs, $1.0 million in increased costs associated with servicing our growing international customer base, and $0.9 million in increased third-party consulting costs.

Total cost of services revenue represented 60% and 68% of total services revenue for the nine months ended September 30, 2003 and 2004, respectively. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 67% and 64% of total services revenue for the nine months ended September 30, 2003 and 2004, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses increased by $0.4 million from $23.9 million for the nine months ended September 30, 2003 to $24.3 million for the nine months ended September 30, 2004, representing 37% and 34%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase in office costs of $1.0 million related to expansions of our international office space and an increase of $200,000 in salary related costs. These increases were partially offset by a decrease of $500,000 in sales commissions due to a change in our sales incentive plan structure, a decrease of $200,000 in third-party consulting costs and a decrease of $100,000 in marketing program costs.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $1.7 million from $12.0 million for the nine months ended September 30, 2003 to $13.7 million for the nine months ended September 30, 2004, representing 18% and 19%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $900,000 in salary related costs, and an increase of approximately $800,000 in third-party consulting costs.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $0.4 million from $6.0 million for the nine months ended September 30, 2003 to $6.4 million for the nine months ended September 30, 2004, representing 9% of our total revenue in both of the respective periods. The increase in absolute dollars was due to an increase of $500,000 in legal and professional costs, an increase of $100,000 in recruiting costs related to an outside director search, and an increase of $100,000 in costs related to our being a newly public company. These increases were partially offset by a decrease in salary expenses of $300,000 resulting from a reduction in personnel in the general and administrative organizations.

Amortization of Intangibles. Total amortization expense was $1.6 million and $2.4 million for the nine months ended September 30, 2003 and 2004, respectively, representing 2% and 3%, respectively, of our total revenue. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which are being amortized over their estimated lives of four to five years through 2008 using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period.

Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options, resulting in amortization expense of $358,000 and $1.9 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in amortization was related to the grant of in-the-money options in the fourth quarter of 2003 and first quarter of 2004, which is being amortized over the vesting periods of the applicable options.

Business Restructuring Charge. During the first quarter of 2003, we initiated a restructuring program as a result of our integration of BroadJump. We incurred a non-recurring charge of approximately $1.4 million related to severance and other employee termination benefits related to a reduction in workforce of approximately 25 employees in January 2003, as well as costs associated with the closing of duplicative facilities and the elimination of other overlapping efforts. As of September 30, 2004, all termination benefits related to the restructuring had been paid.

Interest Income (Expense), Net

Interest income (expense), net decreased from $(1.4) million for the nine months ended September 30, 2003 to $(2.5) million for the nine months ended September 30, 2004. The decrease in interest income (expense), net between these periods was primarily due to the $1.5 million write-off of the remaining debt discount on our subordinated debt, which was repaid in full in June 2004.

Other Income, Net

Other income, net decreased from $6.1 for the nine months ended September 30, 2003 to $1.7 for the nine months ended September 30, 2004 due to the difference in other income recognized during the two nine month periods pursuant to a settlement agreement we entered into with Peregrine Systems in 2003. During the nine months ended September 30, 2003, we recognized $6.1 million of other income based on our receipt of $4.0 million in cash and the return of 416,667 shares of our common stock pursuant to the settlement agreement. During the nine months ended September 30, 2004, we recognized $1.25 million of other income, which was received in cash during the period, also pursuant to the settlement agreement. This decrease was slightly offset by gains on collections of accounts receivable denominated in foreign currency as a result of fluctuations in exchange rates.

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

Liquidity and Capital Resources

Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities and acquisitions, in addition to the completion of our initial public offering in June 2004. The net proceeds from our private securities issuances plus cash received from acquisitions was approximately $107 million through September 30, 2004. The net proceeds from our initial public offering were $44.0 million. Cash provided by operating activities was $6.4 million for the nine months ended September 30, 2004.

To date, cash used in investing activities has consisted primarily of capital expenditures totaling $3.6 million and $2.1 million for the nine months ended September 30, 2003 and 2004, respectively, to acquire property and equipment, mainly computer hardware and software for our employee base and our hosting and managed services operations. Cash provided by other investing activities includes $51.7 million in cash acquired in connection with the acquisition of BroadJump in January 2003. Additionally, $5.7 million of cash was used in connection with the acquisition of BroadJump, of which $4.8 million was related to payments for non-competition agreements with certain executive officers of BroadJump. There were no short-term investing activities during the nine months ended

September 30, 2004 and proceeds from short-term investing activities were $1.7 million during the nine months ended September 30, 2003. We also had an increase in restricted cash in the fourth quarter of 2003 in the amount of $15.0 million due to covenants existing on our term loans and line of credit. This amount was no longer restricted as of September 30, 2004 because this covenant was removed in the first quarter of 2004.

At September 30, 2004, we had cash and cash equivalents on hand of $79.7 million and working capital of $67.9 million. Our accounts receivable decreased $9.5 million during the nine months ended September 30, 2004. This decrease was primarily due to the fluctuations in revenue, timing of shipments and the timing of payments received from our customers. Our payment terms generally require payment within 30 to 90 days of invoicing.

In October 2002, we issued senior subordinated promissory notes totaling $12.5 million, bearing interest at 11% annually, to certain of our stockholders. These notes were repaid in full in June 2004. We have incurred $2.9 million in interest expense for the nine months ended September 30, 2004, of which $1.5 million was due to the write off of the remaining debt discount on the subordinated notes. Additionally, we have term loans with Comerica Bank, which bear interest at rates ranging from the bank’s prime rate (4.5% at September 30, 2004) plus 2.0% to prime plus 2.5%. At September 30, 2004, $6.1 million was outstanding under these term loans. These loans are secured by substantially all of our assets, including intellectual property. The loans include financial covenants requiring us to maintain (a) a ratio of (i) cash, cash equivalents and eligible accounts receivable to (ii) current liabilities plus all indebtedness owed to the bank less deferred revenue, of at least 1.30 to 1.00 and (b) tangible net worth of not less than one dollar at the end of each fiscal quarter. In addition, the loans restrict our ability to pay dividends, effect mergers or acquisitions, or have an account of greater than $2.0 million at another institution without the bank’s prior approval. At September 30, 2004, we were in compliance with such covenants and restrictions. On June 30, 2004, an additional $15.0 million line of credit that we previously had with Comerica Bank expired with no amounts outstanding.

We believe that cash on hand, cash equivalents, short-term investments and existing credit facilities will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. The sale of additional equity or convertible debt securities could dilute the per share value of our common stock. Additionally, we could be forced to engage in debt financing on terms that could restrict our ability to make capital expenditures or incur additional indebtedness, which could impede our ability to achieve our business objectives.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2003 or as of September 30, 2004.

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

Stock-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. We make disclosures regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. We have calculated the fair value of options granted and have determined the pro forma impact on net income (loss). We use an accelerated method of amortization for both book and pro forma stock based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

Our total revenue was $27.0 million in the fourth quarter of 2003, and $22.7 million in the first quarter, $24.0 million in the second quarter and $24.5 million in the third quarter of 2004, and we expect that our quarterly financial results will continue to fluctuate and may be difficult to predict. If our future results are below the expectations of public market analysts and investors, the price of our common stock may decline.

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

Our quarterly revenue is especially subject to fluctuation because it depends on the completion of large orders for our products and related services primarily from a small number of large customers. For example, sales to

Hewlett-Packard represented 19% of our total revenue in 2002, Mercury Interactive Corporation accounted for 11% of our total revenue in 2003, and for the three-months ended September 30, 2004 Deutsche Telecom and Softbank represented 28% and 13% of our total revenue, respectively. Although our customer make-up varies from quarter to quarter, a small number of customers are likely to continue to account for a significant portion of our revenue, and our revenue could decline due to the loss or delay of a single customer order or the failure of an existing customer to renew its license. Our ability to mitigate this risk is based almost entirely on our ability to obtain additional customers and to expand our sales to existing customers. Our failure to obtain additional customers, the loss or delay of customer orders or the failure of existing customers to renew their licenses will harm our business and operating results.

We have never been profitable on an annual basis and we have incurred net losses in almost every fiscal period since we began operations. We may incur losses in the future.

To date, we have not been profitable on an annual basis and we have incurred net losses in almost every fiscal period since we began operations. For the year ended December 31, 2003, we had a net loss of $1.2 million, for the nine months ended September 30, 2004 we had a net loss of $2.1 million, and as of September 30, 2004, we had an accumulated deficit of approximately $90.5 million. We will need to generate significant additional revenue and manage expenses appropriately to achieve and maintain profitability. Therefore, we may not be able to achieve or increase profitability on a quarterly or annual basis.

We have a limited history of sales of some of our products, which makes it difficult to evaluate our prospects.

Some of the products in our current product suite have been released recently, including Motive Profile, which was released in May 2004, and our Motive Triage and Motive Resolution, which were released in September 2004. These products target solving customers’ problems that we have not previously addressed. There can be no assurance that our customers will perceive these products as adequately addressing those problems or that there will be substantial demand for them. It is difficult to evaluate our future prospects because of our limited experience with these products, the rapidly evolving and competitive nature of the markets in which we sell these products and other factors that are beyond our control.

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

We currently have operations in Canada, the United Kingdom, Germany, Switzerland, France, Spain and Japan, and we intend to expand further into international markets. Unlike more established enterprise software vendors, we have limited experience in international operations and may not be able to compete effectively in international markets or to operate profitably in these markets. At the same time, our dependence on international revenue has steadily increased over time. Our international revenue was $29.5 million for the year ended December 31, 2003, an increase of $14.0 million over international revenue of $15.5 million for 2002. Our international revenue was $16.4 million for the three months ended September 30, 2004, an increase of $5.9 million over international revenue of $10.5 million for the three months ended September 30, 2003. Our international revenue was $40.8 million for the nine months ended September 30, 2004, an increase of $21.8 million over international revenue of $19.0 million for the nine months ended September 30, 2003. Continued expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the U.S. In our opinion, this is significantly more difficult in markets outside the U.S. Additionally, in some cases, our costs of sales may increase if our customers require us to sell through local distributors.

For the nine months ended September 30, 2004, 57% of our revenue was derived from international operations. If we are unable to continue to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, particularly:

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

If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenue and earnings. During the past several years, many new technological advancements and competing products have entered the marketplace to address the same problems that our products and services are intended to address. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing software products, the timely introduction and success of future software products and releases and the ability of our products to interoperate and perform well with existing and future leading databases, applications, operating systems and other platforms. We have made significant investments in research and development and our business model requires us to generate substantial revenue from new product introductions. We released one new product in the second quarter of 2004 and two new products in the third quarter of 2004. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. We cannot be certain that our new products or future enhancements to existing products will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If they do not meet customer needs or expectations, for whatever reason, upgrading or enhancing these products could be costly and time consuming. In addition, the selling price of software products tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenue, gross margin and operating results would be adversely affected.

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

If we fail to attract, train, and retain highly qualified employees, our business may be harmed

Our future success will depend on our continued ability to attract, train and retain highly qualified employees. As of September 30, 2004, we had 118 employees in our professional services organization, 91 employees in our sales and marketing organizations, 108 employees in our development organization, and 41 employees in our general and administrative organization. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar stoppage. We consider our relations with our employees to be good.

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

Unlike more established software vendors, we must successfully establish and extend relationships that enable us to expand market acceptance of our software solutions. Specifically, we must establish new and extend existing distribution alliances with specialized technology and services firms, such as support outsourcers. We must also establish new and extend existing solutions alliances with leading providers of complementary technologies. Although our business does not depend on any one strategic alliance, our strategic alliances as a whole are a valuable component of our business. Without adequate strategic alliances, we may have to devote substantially more resources than we would otherwise to the sales, marketing and implementation of our products and the development of complementary products in order to deliver comprehensive service management solutions, and our efforts may not be as effective as those who have such alliances. In many cases, the firms with which we wish to form alliances have extensive relationships with our existing and potential customers and may influence the decisions of these customers by recommending products. If we fail to establish, successfully implement or maintain these alliances, our ability to achieve market acceptance of our service management software will suffer and our business and operating results will be harmed.

We have experienced significant growth in our business in the past and we may not be able to manage our future growth efficiently or profitably.

We have expanded the scope of our operations at a rapid rate in the past. For example, in January 2003, we acquired BroadJump, Inc., a provider of broadband Internet activation and support solutions. Primarily as a result of the BroadJump acquisition, the number of people we employ grew from 240 employees as of December 31, 2002 to 358 employees as of September 30, 2004. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our business, operating results and financial condition.

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

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We may not be successful in protecting our proprietary technology, and our proprietary rights may not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patents, trademarks, copyrights, trade secrets and non-disclosure agreements, each of which affords only limited protection. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. It is possible that:

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

From our inception through September 30, 2004, we have derived approximately $87.5 million of revenue from customers outside the United States, and our international revenue was $29.5 million for the year ended December 31, 2003, an increase of $14.0 million over international revenue of $15.5 million for 2002. Our international revenue was $40.8 million for the nine months ended September 30, 2004, an increase of $21.8 million over international revenue of $19.0 million for the nine months ended September 30, 2003. We intend to continue to further expand our European and Asia/Pacific operations in the near term. To the extent our foreign operations expenses increase or to the extent we begin to denominate more foreign sales in local currencies, we will become more subject to foreign currency exchange rate risk. We do not currently anticipate using hedging activities to mitigate these risks.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term interest bearing instruments. Due to the short-term nature of our investments, we believe that our interest rate risk exposure is not material.

As of September 30, 2004, our outstanding debt was $6.1 million, of which $4.5 million was long-term. Our interest expense related to long-term debt is sensitive to changes in the prime interest rate. However, we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. United Parcel Service General Services Co. (“UPS”) has alleged that we have breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which we agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. UPS is seeking a refund of fees totaling $5,181,670. The terms of the License Agreement call for binding arbitration to resolve any dispute between the parties. UPS has served us with a demand for arbitration, the arbitration process is in its discovery phase, and a date for the arbitration has been set for May of 2005. We believe that we have valid defenses to the claims of UPS and intend to defend the matter vigorously, although we cannot predict its final outcome.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) The Securities and Exchange Commission declared our first registration statement effective on June 24, 2004, which we filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of our common stock. An aggregate of 5,750,000 shares were registered under this registration statement, including 750,000 shares subject to the underwriters’ over-allotment option. The managing underwriters of the offering were J.P. Morgan Securities, Inc., acting as sole book-runner and co-lead manager, Thomas Weisel Partners LLC, acting as co-lead manager, and Friedman, Billings, Ramsey & Co., Inc., Needham & Company, Inc. and America’s Growth Capital, LLC, acting as co-managers.

On June 30, 2004, we completed our initial public offering in which we sold 5,000,000 shares of our common stock at $10 per share, for an aggregate public offering price of $50 million. We currently have approximately $31.4 million of the offering proceeds available for working capital and general corporate purposes. Since the date of our quarterly report on Form 10-Q for the quarter ended June 30, 2004, we applied approximately $200,000 of offering proceeds to cover additional offering related costs and expenses.

(e) The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock during the quarter ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 2004	10,422	(1)	$5.0241	N/A	N/A
August 2004	113	(1)	$6.3150	N/A	N/A
September 2004	17	(1)	$6.5094	N/A	N/A

(1)	Options issued to employees are subject to a time-based vesting schedule. Options can be exercised prior to vesting but the shares purchased as a result of such exercise are subject to repurchase by the Company upon termination of employment at a price per share equal to the original exercise price. All shares purchased were acquired in this manner.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

If a stockholder wishes to have a proposal considered for inclusion in Motive’s proxy materials for the 2005 annual meeting of stockholders, the proposal must comply with the Securities and Exchange Commission’s proxy rules, be stated in writing and be submitted on or before December 31, 2004. Any proposals should be mailed to Motive at 12515 Research Boulevard, Building 5, Austin, Texas 78759, Attention: Company Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1.1	*	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

3.2.2	*	Amended and Restated Bylaws, filed as Exhibit 3.2.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

31.1		Certificate of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certificate of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certificate of the Chief Executive Officer and Chief Financial Office pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.

(b) Reports on Form 8-K:

During the three months ended September 30, 2004, we filed with the SEC reports on Form 8-K on July 21, 2004, July 29, 2004, and September 20, 2004. The July 21, 2004 Form 8-K was for the purpose of furnishing, under Items 7 and 12, the press release announcing our financial results for the fiscal quarter ended June 30, 2004. The July 29, 2004 Form 8-K was for the purpose of reporting, under Items 5 and 7, the appointment of two individuals to our Board of Directors and the resignation of two members of our Board of Directors. The September 20, 2004 Form 8-K was for the purpose of reporting, under Item 5.02, the resignation of one member of our Board of Directors. The information contained in these reports shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVE, INC.

/s/ Scott L. Harmon
Scott L. Harmon
President and Chief Executive Officer

Date: November 5, 2004

/s/ Paul M. Baker
Paul M. Baker
Chief Financial Officer

Date: November 5, 2004

Exhibit List

Exhibit No.	Description
3.1.1*	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

3.2.2*	Amended and Restated Bylaws, filed as Exhibit 3.2.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.