Form 10-K
period 2004-12-31
MOTIVE INC
filed 2005-03-07
CIK 1112422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  000-31409

MOTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2834515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12515 Research Boulevard, Building 5 Austin, Texas	78759-2220
(Address of principal executive offices)	(Zip Code)

(512) 339-8335

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $172,429,508, based on the closing price as of June 30, 2004. Shares of Common Stock held by each executive officer, director, and stockholders known by the registrant to own more than 5% or more of the outstanding stock based on information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005 there were 26,028,532 outstanding shares of the common stock of Motive, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with its 2005 Annual Meeting of Stockholders currently scheduled to be held on May 20, 2005 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

MOTIVE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

CAUTIONARY STATEMENT

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below in “Management Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1.	BUSINESS

Market Overview

A large and increasing number of Internet users have high-speed connectivity, and many businesses are capitalizing on this fact by launching new, networked product and service offerings. While these offerings allow for increased revenue growth and the organizational speed and flexibility demanded by today’s competitive landscape, there are risks and difficulties associated with deploying them. Specifically, businesses must be able to both maintain the ongoing health of a networked service, and reliably change the service in response to market dynamics and user needs. To address these challenges, we believe that providers of networked product and service offerings are demanding a new generation of intelligent management software that uses various levels of automation to allow networked products and services to manage themselves, requiring manual intervention only when necessary. At its core, intelligent management software applies logic to networks and systems to remove manual constraints and high labor costs that keep businesses from reaping the full economic opportunity that networked services provide.

Company Overview

Motive, Inc. is a Delaware corporation formed in 1997. We are a leading supplier of management software for networked products and services. Our products build intelligent automation into networked products and services to expedite or eliminate various management tasks that both businesses and end-users must undertake in order to launch, maintain or update the products and services. Since our inception in 1997, more than one hundred businesses have used our software to design self-management into more than 200 different networked product and service offerings that they market and sell to their customers. Examples of these offerings include:

•	Residential dial-up and broadband Internet services;

•	Business broadband and networking services;

•	Home networking services;

•	Voice-over-IP services;

•	IP-TV services;

•	Remote software maintenance; and

•	Business intelligence services.

Some of the key benefits that our customers derive from our built-in management approach include the ability to:

•	Activate broadband services without requiring an on-site technician at a residence or business;

•	Remotely diagnose and resolve problems without relying on traditional manual steps;

•	Remotely distribute value-added offerings such as product self-assessments, self-upgrades and real-time change-impact analyses;

•	Make call centers and support operations more efficient by speeding time-to-resolution;

•	Increase user productivity by automating requests for assistance across the Web and phone channels;

•	Use data from multiple network sources to evaluate customer usage patterns;

•	Generate snapshots of application environments on request; and

•	Evaluate how an application is operating within its networked environment.

Motive Products and Services

Our products and services automate different types of management tasks required to maintain the ongoing health of a networked product or service and to reliably manage its change. They are either used internally by providers’ operations employees or by end-users of a networked service. These products fall into two categories – broadband related products and corporate enterprise related products. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation — Revenue” and Note 15 to the consolidated financial statements for financial information about these two product categories. The chart below summarizes some of the key features and benefits of our products:

Product Name	Key Features/Capabilities	Key Benefits

Broadband Related Products

Motive Broadband Manager for Activation	• Automates pre-qualification, activation, provisioning and value-added services delivery • Provides automated self-management of residential broadband service

•      Reduces the costs of acquiring new broadband subscribers

•      Increases revenue for service providers delivering enhanced services

•      Reduces the volume of technical support requests from subscribers

•      Reduces subscriber attrition by increasing customer satisfaction

Motive Broadband Installation OnDemand	• Subscription-based, managed service offering as an alternative to purchasing and deploying Motive Broadband Manager for Activation	• Same as above • Requires minimal IT infrastructure and labor costs

Motive Broadband Manager for Support	• Performs automated troubleshooting and resolution of problems • Proactively detects service problems and guides subscribers through the resolution process	• Reduces the volume of technical support requests from subscribers • Reduces subscriber attrition through increased customer satisfaction

Motive Broadband Self-Service OnDemand	• Subscription-based, managed service offering as an alternative to purchasing and deploying Motive Broadband Manager for Support	• Same as above • Requires minimal IT infrastructure and labor costs

Product Name	Key Features/Capabilities	Key Benefits

Motive Customer Service Manager

•      Digitally connects subscribers with support personnel, providing context on support issues

•      Provides remote service tools to automate the resolution of problems

•      Provides management tools to drive work processes and report on performance metrics

•      Integrates with existing systems and infrastructure including call tracking, network diagnostics, call handling and voice response

•      Streamlines and reduces cost of call center operations

•      Improves customer satisfaction and reduces customer attrition by resolving problems faster and more easily

•      Enables service operations to scale with new products and subscriber growth

Corporate Enterprise Related Products

Motive Desktop Manager

•      Provides automated self-management of desktop environments

•      Provides protection and restoration of network and browser settings and Windows applications

•      Provides self-service diagnostics, troubleshooting and health checks

•      Provides fast answers to common user questions

•      Improves customer productivity and satisfaction

•      Increases revenue for service providers by enabling fee-based remote desktop service offerings

•      Reduces technical support requests volume from desktop computer users

•      Reduces mean time to resolution of problems for call centers

Motive Triage and Resolution

•      Provides automated self-management for complex enterprise IT environments

•      Enables application teams to capture and automate key application information for downstream operations personnel

•      Provides snapshot and comparison capabilities against a gold standard image

•      Provides a “guided” triage and diagnostics experience for level one technicians

•      Integrates with other service management applications to create a seamless problem management process

•      Improves mean time to resolution for mission critical applications

•      Reduces management overhead for applications

•      Reduces manual effort and errors in the triage and diagnostics processes

•      Extends existing investments in service management systems

Motive Remote Service Manager

•      Automates problem resolution and delivers proactive, value-add services

•      Provides two-way, permission-based connection between service providers and technology assets of an end customer

•      Automates collection of ecosystem information as context to aid problem resolution and proactive services

•      Integrates with existing business systems and infrastructure such as call tracking and help desk systems

•      Streamlines and reduces cost of service operations

•      Increases revenue for the service provider by enabling fee-based remote service offerings

•      Enables service operations to scale with new product and service offerings

•      Improves customer productivity and satisfaction

Product Name	Key Features/Capabilities	Key Benefits

Motive Profile

•      Automates the configuration management of complex enterprise application environments

•      Provides software vendors (ISVs) with permission-based visibility into customer deployment environments

•      Automatically identifies changes by comparing current profiles to a baseline model or last known good state

•      Integrates with existing support portals

•      Increases application availability and performance

•      Eliminates repetitive questions about customer deployments and configurations

•      Improves analyst productivity and efficiency

•      On-demand hosted deployment model lowers costs and mitigates risk while rapidly delivering return on investment

Motive Profile OnDemand	• Subscription-based, hosted service offering as an alternative to purchasing and deploying Motive Profile	• Same as above • Requires minimal IT infrastructure and labor costs

Customers

Our customer base is comprised of telecommunications providers, cable service providers, Internet service providers, hardware vendors, independent software vendors and corporate enterprises, across various industries. Our customers either deploy our software in their environment, or, to a lesser extent, use our hosting and operations infrastructure to deploy and support our software.

Licensing

We license our software to customers under non-exclusive license agreements on a fixed term or perpetual basis. In 2004, 79% of the licenses that we entered into were for a fixed term, as opposed to perpetual. The term of our licenses is typically three years. Our license agreements generally restrict the use of our software to a specific customer product or service as well as the usage of a particular Motive product or service. We believe that licensing our products in this manner allows our customers to license only the software they need and allows us the opportunity to expand our agreements and execute renewal agreements over time.

We experience seasonality in our revenue, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality results primarily from customer budgeting cycles and our sales compensation model, and we expect this seasonality to continue.

Services

Our products are complemented by a set of professional and managed services that primarily assist our customers in rapidly deploying our solutions; optimizing business processes; and measuring the financial impact of our products.

Deployment Services.    Customers utilize our deployment services to install, configure and deploy Motive solutions on a global, regional and industry-specific level. Our proven methodology includes pre-project preparation, planning, requirements definition, installation and configuration, testing and transitioning into a production environment. Deployment services are typically provided on our customers’ premises and managed by two to four consultants who complete the entire process from initiation to full production often within three to four months. Larger implementations can take four to six months and may involve additional consultants.

Education Services.    Our education services are designed to enable customer independence in ongoing maintenance and administration of our solutions. Drawing on industry-standard instructional principles and real-

world experience, our training organization delivers a comprehensive series of training programs spanning all aspects of our solutions. These programs can be delivered at the customer’s business, via the Internet or at our state-of-the-art training facilities in Austin, Texas.

Support Services.    Our support organization employs a set of highly skilled support engineers to help customers solve problems and answer questions on a 24x7 basis. Our goal is to ensure customer satisfaction each time we receive a call for support by providing ongoing communication regarding problem status though problem resolution and defining an escalation process when further management assistance is needed. Our support plans include both basic and premium options to meet the needs of our entire customer base – whether related to a small installation or a large-scale deployment.

Business Optimization Services.    Our business optimization services are designed to align our customers’ business processes with Motive solutions, dramatically improving the effectiveness of our products in an organization. Based on best practices gained through multiple deployments worldwide, business optimization services maximize a customer’s ability to achieve business goals, while lowering the overall cost of utilizing our technology. Specific services include usability testing of customer user interfaces, optimization of contact center processes, service data analytics, monitoring and measuring results, and internal marketing of our technology solutions.

Managed Services.    Our managed services offerings are an important part of our overall strategy to help ensure customers get maximum value from their Motive products. These services provide customers flexibility in deploying and running their Motive solutions by offering various levels of hosting, complete solution outsourcing or remote management of our solutions. Our state-of-the-art data center features dedicated staff and advanced technology infrastructure, high system availability, proactive monitoring and disaster recovery capabilities necessary to operate mission-critical services. Our managed services offerings allow our customers to realize the benefits of our solution with reduced project risk, complexity and time to market, while simultaneously achieving increased operational efficiency, service and maintenance levels. Our services also include a wide range of production support, including 24x7 technical assistance and problem resolution and customer-specific services, as well as availability, performance and transaction monitoring.

As of December 31, 2004, we had 121 employees in our services organizations. These employees are based primarily in Austin, Texas, but also reside in other locations throughout the United States, Europe and Asia.

Strategic Alliances

We form strategic alliances with leading hardware and software providers as well as with the systems integrators who deploy technology to enhance our solutions, accelerate the use our solutions in key markets, or increase the value our customers receive from our products.

In 2004, we established relationships with several companies, including Alcatel, BEA and Siebel Systems. A short summary of each of these relationships follows:

•	Alcatel is permitted to re-sell, customize, deploy and support Motive’s core broadband management products on a global basis as part of Alcatel’s DSL Subscriber Care solution. We expect our relationship with Alcatel to allow us to enter new markets with reduced internal sales and marketing costs.

•	We are working with BEA to develop a configuration management solution for BEA application environments that will include BEA application models. We expect this collaboration to ensure that our solutions built around these models will have direct applicability to BEA customers.

•	We are working with Siebel to develop a configuration management solution for Siebel application environments that will include Siebel application models. We expect this collaboration to ensure that our solutions built around these models will have direct applicability to Siebel customers.

Sales and Marketing

We employ skilled sales professionals and engineers to help customers understand the full value of our solutions. We use this team to sell products primarily through a direct sales model. We generate leads from a variety of sources, including marketing programs and inside sales activities. Initial sales activities typically include a demonstration of our product capabilities, a customer-specific technical and financial analysis and information regarding deployment capabilities.

We develop and execute a variety of marketing programs to build market awareness about us, our solutions and their value to potential customers. A broad mix of programs is used to accomplish these goals, including market research, product and strategy updates with industry analysts, business and trade press tours, direct mail and relationship marketing programs, Internet marketing, seminars, industry-specific trade shows, speaking engagements and co-operative marketing with customers and partners. Our marketing organization also produces materials in support of sales to prospective customers that include Internet web sites, programs and materials, brochures, data sheets, white papers, presentations, demonstrations and other marketing tools.

As of December 31, 2004, our sales and marketing organizations consisted of 82 employees located in a variety of locations in the United States, as well as Canada, the United Kingdom, Germany, Switzerland, France, Spain and Japan.

Research and Development

We invest in research and development through both internal development and technology acquisition. This development consists primarily of adding new competitive features to established products, as well as the creation of additional products. We leverage our strategic partner and customer relationships to identify and develop new innovative solutions.

As of December 31, 2004, we have received eight issued patents for our technology innovations over the course of many generations of product development, and we have an additional 15 patent applications currently being reviewed by the United States Patent and Trademark Office. As of December 31, 2004, we had 105 employees in our research and development organization.

Competition

The market for management automation is competitive, rapidly evolving and subject to frequent technological change. Our current and potential competitors in the market vary in size, in industries they serve, in the scope of the products and services that they offer or may offer in the future. Many of our current and potential competitors have greater financial, marketing and infrastructure resources than we have. As a result, they may be able to respond more quickly to changes in customer requirements. They may also be able to devote greater resources to sales and marketing and research and development than we can. Competition may also result in changes to pricing policies by us or our competitors, which could adversely affect our business, prospects, future quarterly and annual operating results and financial condition. We may not be able to compete successfully against current and future competitors.

Companies that offer competitive products, may develop competitive products or may adopt a similar business model to ours include the following:

•	providers of traditional enterprise systems management platforms and point products such as Tivoli (a division of IBM), BMC Software, Inc., HP OpenView (a division of Hewlett-Packard), Computer Associates, and Micromuse. While none of these companies currently offer technology management products that directly compete with our products, they are beginning to incorporate aspects of management automation and technology self-management concepts in their marketing messages and may in the future deliver competitive products;

•	providers of technical support automation software for PCs and devices, such as SupportSoft, Inc., Control-F1 and Axeda Systems;

•	providers of Internet infrastructure and platform companies that may add management automation functionality to their products such as IBM, Microsoft Corp., SAP and Oracle Corp.;

•	hardware providers for broadband networks attempting to differentiate their products with proprietary management software such as 2Wire and Efficient Networks;

•	providers of application management software such as Altiris, Relicore Inc., Collation, Troux, Mercury Interactive and Cendura;

•	providers of point broadband installation solutions such as Fine Point Technologies, Inc. and C-Cor; and

•	internal development groups of our current and prospective customers who may choose to develop their own management software.

We believe the principal competitive factors in our industry are:

•	product features and functionality;

•	proven financial and customer results;

•	time to market with new products that respond to changing customer requirements;

•	availability of professional services to rapidly develop and deploy a complete solution;

•	flexible deployment options including remote-managed and hosted environments;

•	ability to handle large volumes of end users and transactions; and

•	price.

Intellectual Property and Other Proprietary Rights

Our success heavily depends on our proprietary technology. We rely on a combination of copyright, trade secret, trademark and patent laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property rights. As part of our confidentiality procedures, we enter into proprietary information and invention agreements with our employees and non-disclosure agreements with certain of our consultants, customers, prospective customers and service providers. We also enter into license agreements with respect to our technology, documentation and other proprietary information.

The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. In addition, the steps we have taken to protect our proprietary rights and intellectual property may not be adequate to deter misappropriation. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our software or technology that we consider proprietary and third parties may attempt to develop similar technology independently.

We currently hold a trademark registration in the United States for the Motive name, our logo and certain marks associated with our product suite. We also hold a trademark registration of, or have pending applications for the trademark registration of, the Motive name, our logo and for certain marks associated with our product suite in certain countries in North America, South America, Europe, Asia and Australia. In addition, as of December 31, 2004, we have eight patents issued and 15 pending patent applications for technology related to our product suite. Our patents have expiration dates ranging from 2018 to 2020. It is possible that our patents, copyrights or registered trademarks could be challenged and invalidated. In addition, existing patent, copyright and trademark laws afford only limited protections. Effective protection of intellectual property rights may be unavailable or limited in certain countries, because the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Monitoring unauthorized use of our patents and trademarks is difficult and expensive, particularly given the global nature and reach of the Internet. Furthermore, it is possible that our competitors will adopt product or service names similar to ours, impeding our ability to protect our intellectual property and possibly leading to customer confusion. Although we are not aware that our products, patents, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties, any infringement claims, with or without merit, brought by such third parties could be time-consuming and expensive to defend.

Employees

As of December 31, 2004, we had 351 total employees. Our future success will depend on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Other Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). As a result, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy, and information statements and other information regarding issuers that file electronically. You can access financial and other information on the investor relations portion of our website at www.motive.com. We have made all reports and amendments to reports that we have filed with the SEC available on our website. The content on any website referred to in this report is not incorporated by reference into this report unless expressly noted otherwise.

ITEM 2.	PROPERTIES

Our principal administrative, sales and marketing and research and development facility is located in Austin, Texas and consists of approximately 117,300 square feet of office space under a lease that expires December 2012. We also maintain offices for sales and support personnel in Pleasanton, California; Denver, Colorado; Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Toronto, Canada; Paris, France; Zurich, Switzerland; Munich, Germany; London, England; and Tokyo, Japan. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. United Parcel Service General Services Co. (“UPS”) has alleged that we have breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which we agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. UPS is seeking a refund of fees totaling $5,181,670. The terms of the License Agreement call for binding arbitration to resolve any dispute between the parties. UPS has served us with a demand for arbitration, the arbitration process is in its discovery phase, and a date for the arbitration has been set for July of 2005. We believe that we have valid defenses to the claims of UPS and intend to defend the matter vigorously, although we cannot predict its final outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market of Common Stock

Our common stock has been listed on the NASDAQ National Market under the symbol “MOTV” since June 25, 2004. Before that date, there was no public market for shares of our common stock. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market:

Year ended 2004	High	Low
June 25-June 30	$10.74	$9.75
Third Quarter	$12.10	$7.42
Fourth Quarter	$15.39	$9.86

Holders of Record

As of February 28, there were approximately 392 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock since our inception, and do not intend to do so in the foreseeable future. We currently expect that we will retain any future earnings to fund the operation and expansion of our business. In addition, our line of credit with Silicon Valley Bank prohibits us from declaring or paying dividends without the bank’s consent.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this report.

Sales of Unregistered Securities

During the fiscal year ended December 31, 2004, we issued and sold the following unregistered securities:

1.	Prior to our initial public offering in June 2004, we granted options to purchase 48,064 shares of common stock to employees and directors under our stock plans at an exercise price of $8.00 per share. These options typically vest over a four-year period.

2.	We issued 595,006 shares of common stock pursuant to the exercise of stock options and warrants at exercise prices ranging from $0.004 to $12.00 per share.

The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with us, to information about us.

Use of Proceeds from Sales of Registered Securities

The Securities and Exchange Commission declared our registration statement effective on June 24, 2004, which we filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of our common stock. The managing underwriters of the offering were J.P. Morgan Securities, Inc., acting as sole book-runner and co-lead manager, Thomas Weisel Partners LLC, acting as co-lead manager, and Friedman, Billings, Ramsey & Co., Inc., Needham & Company, Inc. and America’s Growth Capital, LLC, acting as co-managers.

On June 30, 2004, we completed our initial public offering in which we sold 5,000,000 shares of our common stock at $10 per share, for an aggregate public offering price of $50 million. We currently have approximately $25.3 million of the offering proceeds available for working capital and general corporate purposes. Since the date of our quarterly report on Form 10-Q for the quarter ended September 30, 2004, we applied approximately $100,000 of offering proceeds to cover additional offering related costs and expenses. In addition, in December 2004 we used approximately $6.0 million of the offering proceeds to repay in full outstanding term loans.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock during the quarter ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 2004	620	(1)	$6.51	N/A	N/A
November 2004	5	(1)	$6.51	N/A	N/A
December 2004	0		N/A	N/A	N/A

(1)    Options issued to employees are subject to a time-based vesting schedule. Options can be exercised prior to vesting but the shares purchased as a result of such exercise are subject to repurchase by the Company upon termination of employment at a price per share equal to the original exercise price. All shares purchased were acquired in this manner.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data. The selected consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the selected consolidated balance sheet data at December 31, 2003 and 2004, are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data at December 31, 2000, 2001 and 2002 are derived from audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period. You should read the data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000(1)	2001(2)	2002	2003(3)	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License fees	$18,669	$39,431	$44,659	$42,957	$56,172
Services:
Services	9,557	12,599	13,397	24,452	33,391
Acquired in business combinations	—	—	—	24,883	8,406

Total services revenue	9,557	12,599	13,397	49,335	41,797

Total revenue	28,226	52,030	58,056	92,292	97,969

Cost of revenue:
License fees	522	689	1,212	1,999	742
Amortization of acquired technology	138	150	13	448	916
Services	9,945	14,234	12,258	30,818	28,517

Total cost of revenue	10,605	15,073	13,483	33,265	30,175

Gross margin	17,621	36,957	44,573	59,027	67,794

Operating expenses:
Sales and marketing	20,400	31,470	26,082	33,016	33,309
Research and development	7,792	12,852	11,224	16,869	18,213
General and administrative	5,919	6,656	6,321	7,951	8,654
Amortization of goodwill and intangibles	8,315	12,218	—	2,381	3,179
Amortization of deferred stock compensation (4)	6,168	2,344	2,081	1,190	2,335
Write off of prepaid stock offering costs	—	1,401	—	—	—
Business restructuring charge	—	1,374	—	1,422	—

Total operating expenses	48,594	68,315	45,708	62,829	65,690

Income (loss) from operations	(30,973)	(31,358)	(1,135)	(3,802)	2,104
Interest income (expense), net	1,548	232	(1,173)	(1,910)	(2,274)
Other income (expense), net	—	(2)	120	6,207	1,924
Loss on investment, net of recovery	—	—	(7,923)	—	—

Income (loss) before income taxes	(29,425)	(31,128)	(10,111)	495	1,754
Provision for income taxes	20	144	403	1,705	1,327

Net income (loss)	$(29,445)	$(31,272)	$(10,514)	$(1,210)	$427

Basic income (loss) per share	$(7.40)	$(6.78)	$(1.95)	$(0.12)	$0.02

Diluted income (loss) per share	$(7.40)	$(6.78)	$(1.95)	$(0.12)	$0.02

Shares used in computing basic income (loss) per share	3,977	4,612	5,397	9,832	17,972
Shares used in computing diluted income (loss) per share	3,977	4,612	5,397	9,832	24,900

	As of December 31,
	2000(1)	2001(2)	2002	2003(3)	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,469	$17,708	$32,728	$23,234	$44,490
Working capital	20,910	14,562	23,501	14,647	65,736
Restricted cash	—	—	—	15,000	—
Total assets	61,420	47,682	63,817	158,443	173,915
Long-term debt, net of current portion	2,759	1,529	5,291	6,026	—
Related party subordinated debt, net of discount	—	—	10,280	10,757	—
Redeemable convertible preferred stock	53,521	69,047	68,915	119,785	—
Total stockholders’ equity (deficit)	(10,461)	(39,631)	(45,362)	(22,971)	143,984

(1)	Reflects the acquisition of Ventix Systems, Inc. on January 28, 2000.
(2)	Reflects the acquisition of certain assets from Question Technologies, Inc. on November 2, 2001.
(3)	Reflects the acquisition of BroadJump, Inc. on January 17, 2003.
(4)	If the amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:

	Year Ended December 31,
	2000(1)	2001(2)	2002	2003(3)	2004
	(in thousands)
Cost of services revenue	$895	$122	$181	$38	$109
Sales and marketing	2,698	824	144	437	745
Research and development	668	279	364	331	716
General and administrative	1,907	1,119	1,392	384	765

	$6,168	$2,344	$2,081	$1,190	$2,335

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report. Additionally, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Affect Future Results”. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

We are a leading supplier of management software for networked products and services. Our products build intelligent automation into networked products and services to expedite or eliminate various management tasks that both businesses and end-users must undertake in order to launch, maintain or update the products and services. Since our inception in 1997, more than one hundred businesses have used our software to design self-management into more than 200 different product and service offerings that they market and sell to their customers.

Our future success will depend on many factors, including but not limited to:

•	the return on investment that our products provide to our customers, as compared with those of our competitors; and

•	our ability to continue to bring to market products that help our customers solve significant technological problems.

In evaluating our financial condition and operating performance, our management team and our board of directors focus on a wide variety of information and performance metrics, including, among others, the following:

•	the level of revenue generated from sales of our software products to existing and new customers;

•	the mix of revenue generated from license fees and services fees;

•	the mix of revenue generated within North America and outside North America;

•	the mix of revenue generated from our broadband products and our corporate enterprise products;

•	the extent to which customers license our products under term as opposed to perpetual licenses;

•	our ability to manage our cost structure such that it supports our revenue generation efforts while optimizing profitability; and

•	our employee headcount numbers, both in terms of function within the company and in terms of geographic dispersal, which are directly reflective of our cost structure.

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

To address these challenges, we intend to continue to invest to enhance our current products and services and to develop new products and services. We also intend to increase our services, sales and development resources, and to invest in the expansion of our operations outside North America, which represented 37% of our revenue in 2004. We may seek to accomplish these expansions by acquiring businesses that possess products, technology, or operations that are complementary to ours.

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

On June 30, 2004, we completed our initial public offering in which we sold 5 million shares of our common stock at $10 per share, for an aggregate public offering price of $50.0 million. Our sale of shares of common stock resulted in aggregate net proceeds to us of approximately $43.8 million. See Note 2 to the accompanying consolidated financial statements for additional information.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Sources of Revenue

Through December 31, 2004, substantially all of our revenue was derived from licensing our product suite and providing related services. Customers pay us license fees for the right to use our products for a fixed-term or a perpetual basis. For the years ended December 31, 2003 and 2004, 78% and 79%, respectively, of the license agreements we entered into were fixed-term and 22% and 21%, respectively, were perpetual. The term of our licenses is typically three years. We price our license fees based on an expected volume of usage during the license term.

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

In January 2003, we acquired BroadJump, a provider of solutions for broadband companies, to solidify our position as a leader in management software. As a result, we assumed liabilities related to existing software arrangements with a fair value of approximately $40.1 million. The fair value of these assumed liabilities, which was recorded as deferred revenue, relates to the remaining contractual obligations under the BroadJump software arrangements and is being recognized ratably as services revenue acquired in business combination over the remaining life of the individual software arrangements. This revenue will continue to decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire. The following table summarizes how this revenue will be recognized in each calendar quarter of 2005 and 2006 (in millions):

	Quarter Ended
	Mar. 31	30-Jun	Sept. 30	Dec. 31
2005	$1.3	$1.0	$0.9	$0.9
2006	0.9	0.9	0.6	0.3

Excluding services revenue acquired in business combination, license fees revenue in recent years has typically represented 63% to 77% of total revenue and services revenue has typically represented 23% to 37% of total revenue.

Recent Acquisitions

In January 2003, we acquired BroadJump in exchange for 9,557,977 shares of our capital stock. We accounted for the BroadJump acquisition using the purchase method of accounting and BroadJump has been included in our results of operations from the date of acquisition. We recorded approximately $73.6 million in goodwill and intangibles in connection with the acquisition.

Peregrine Systems

We entered into a software license arrangement with Peregrine Systems in April 2000, as amended in October 2000, pursuant to which we granted to Peregrine the right to sublicense and distribute certain of our software in exchange for minimum license fees of $30 million. In March 2002, we amended the agreement to allow Peregrine to satisfy its payment obligations to us with either cash or Peregrine common stock.

We did not recognize revenue from the Peregrine license arrangement in 2000, as no amounts were due during that year. In 2001, we recognized license revenue of $10.5 million based upon nonrefundable fixed minimum license fees due during the 2001 calendar year. As of December 31, 2001 we had an accounts receivable balance of $6.0 million which was considered collectible based on Peregrine’s past payment history and general creditworthiness.

Pursuant to the amended license arrangement, we received 1,000,000 shares of unregistered Peregrine common stock in the first quarter of 2002. Upon receipt of the shares, we recorded a short-term investment in marketable equity securities of $9.5 million. The fair value of the shares received was determined based on the then-current trading price of the stock. Additionally, in the first quarter of 2002 we credited accounts receivable for $6.0 million and license fees revenue for $3.5 million. We recorded revenue at the time the shares were received because such amount was nonrefundable and we had performed all of our obligations under the amended agreement.

The trading price of Peregrine stock fell from $9.52 on March 31, 2002 to $0.30 on June 30, 2002. Due to the decline in market value of the Peregrine stock, in the second quarter of 2002 we deemed the Peregrine shares to be other than temporarily impaired and recorded an impairment charge of $9.5 million pursuant to Staff Accounting Bulletin (“SAB”) Topic 5M. In August 2002, we received $1.6 million in cash from CIBC pursuant to the termination and settlement of an agreement in connection with our attempted sale of a portion of the Peregrine shares. We recorded the receipt of such cash as a recovery of impairment on investment during the quarter ended September 30, 2002.

Peregrine filed for bankruptcy in September 2002. Peregrine’s plan of reorganization provided for satisfaction of Peregrine’s obligations by payments to us of cash totaling $9.0 million, and Peregrine’s return to us of 416,667 shares of our common stock that had been previously issued by us to Peregrine for a cash purchase price of $11.0 million. The cash payments totaling $9.0 million are comprised of a $4.0 million payment that was paid in August 2003 and four annual payments of $1.25 million to be made over the following four years. We recognize other income from this arrangement when cash or shares are actually received. During 2003, we recognized approximately $6.1 million in other income from this arrangement, based upon our receipt of $4.0 million in cash and the return of 416,667 shares of our common stock. The 416,667 shares of common stock were recorded at $5.00 per share or approximately $2.1 million, which was the then current fair value of our common stock as determined by our board of directors. During 2004, we received $1.25 million in cash pursuant to this arrangement, which has been recorded as other income.

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, we apply the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to our managed services software transactions.

License fees revenue is comprised of fees for term and perpetual licenses of our software. To date, we have not entered into an arrangement solely for the license of products and, therefore, we have not demonstrated vendor specific objective evidence (“VSOE”) of fair value for the license element. We recognize revenue for the fees associated with both perpetual and term licenses using the residual method in accordance with SOP 98-9 regardless of any separate prices stated within the contract for each element. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. Therefore, if and when we offer discounts on professional services or other elements, those discounts are applied to the license portion of the arrangement. License fees revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled obligations remain, the fee is fixed or determinable and collectibility is probable.

If the fee for the license has any payment terms that are in excess of our normal payment terms, the fee is considered to not be fixed or determinable. In this scenario, the amount of revenue recognized is limited to the amount currently due from the customer. In such arrangements, license fees are recognized as license fees revenue as the related amounts become due. Because each such arrangement is individually negotiated, the payment schedule and resulting revenue recognition associated with each arrangement can vary.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired.

License fees revenue from arrangements with resellers involving nonrefundable fixed minimum license fees are recognized when payment becomes due from the reseller and delivery of the product has occurred, assuming no significant vendor obligations remain. Royalties related to such reseller arrangements in excess of the fixed minimum amounts are recognized as revenue when such amounts are reported to us.

Services revenue is comprised of revenue from professional services, such as consulting services, maintenance and support, and hosting and managed software services. Generally, we have determined that the service elements of our software arrangements are not essential to the functionality of the software. We have also determined that our professional services (1) are available from other vendors, (2) do not involve a significant degree of risk or unique acceptance criteria, and (3) qualify for separate accounting as we have sufficient experience in providing such services.

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting and training services and annual subscription fees for pre-packaged technical support services which we have charged in stand-alone contracts for services. For both perpetual and term licensing arrangements, in accordance with paragraph 57 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer has paid or will be required to pay when maintenance is sold separately. VSOE of fair value for maintenance contracts is based upon our pricing practice that maintenance renewal rates are based upon a percentage of the quoted license fees in the related contract.

Consulting and training services are recognized as services revenue as the related consulting or training services are performed and payments become due. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Hosting and managed software services revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from one month to one year.

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

Goodwill and Other Intangible Assets

In January 2003, we acquired BroadJump and recorded certain intangibles, including acquired technology, customer contractual relationships, order backlog and non-competition agreements. Amounts allocated to acquired technology, customer contractual relationships and order backlog are being amortized over the respective assets’ estimated useful lives of four to five years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three years using the straight line method. We periodically review the estimated useful lives and fair value of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

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

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically, and actual results may differ from these estimates under different assumptions or conditions.

The following table sets forth, for the periods indicated, our consolidated statements of operations as a percentage of total revenue.

	Year Ended December 31,
	2002	2003	2004
Revenue:
License fees	77%	47%	57%
Services:
Services	23	26	34
Acquired in business combination	—	27	9

Total services revenue	23	53	43

Total revenue	100	100	100

Cost of revenue:
License fees	2	2	1
Amortization of acquired technology	—	—	1
Services	21	34	29

Total cost of revenue	23	36	31

Gross margin	77	64	69

Operating expenses:
Sales and marketing	45	36	34
Research and development	19	18	19
General and administrative	11	9	9
Amortization of intangibles	—	3	3
Amortization of deferred stock compensation	4	1	2
Business restructuring charge	—	1	—

Total operating expenses	79	68	67

Income (loss) from operations	(2)	(4)	2
Interest income (expense), net	(2)	(2)	(2)
Other income (expense), net	—	7	2
Loss on investment, net of recovery	(13)	—	—

Income (loss) before income taxes	(17)	1	2
Provision for income taxes	1	2	1

Net income (loss)	(18)%	(1)%	1%

Comparison of the Fiscal Years Ended December 31, 2002, 2003 and 2004

Revenue

Total revenue increased by $34.2 million from $58.1 million in 2002 to $92.3 million in 2003 and by $5.7 million in 2004 to $98.0 million. The increase in 2003 was due to $24.9 million of services revenue acquired as a result of the BroadJump acquisition and an increase of $11.0 million of other services revenue, partially offset by a $1.7 million decrease in license fees revenue. The increase in 2004 was due to an increase of $13.2 million in license fees revenue and $9.0 million of other services revenue, partially offset by a $16.5 million decrease in services revenue acquired as a result of the BroadJump acquisition. The services revenue acquired as a result of the BroadJump acquisition will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Overview—Sources of Revenue”).

Revenue from North America increased by $28.2 million from $46.4 million in 2002 to $74.6 million in 2003 and decreased by $12.7 million in 2004 to $61.9 million. Revenue from Europe and Asia Pacific increased by $6.1 million from $11.6 million in 2002 to $17.7 million in 2003 and by $17.9 million in 2004 to $35.6 million. Revenue from outside North America represented 20%, 19% and 37% of our total revenue for 2002, 2003 and 2004, respectively. The increase in revenue from outside North America is consistent with our focus on further expanding our European and Asia Pacific operations. However, as a result of the application of our revenue recognition policies, the amount of revenue attributable to any customer, and thus the amount of revenue attributable to any specific geographic area, can vary significantly within any period. For more information about our international revenue and expansion plans, please see “—Quantitative and Qualitative Disclosures About Market Risk.” Although U.S. generally accepted accounting principles require us to report our revenue in terms of revenue from customers in the United States and revenue from customers outside the United States and we have done so elsewhere in this report (see “— Quantitative and Qualitative Disclosures About Market Risk”), we believe that it is more meaningful to view our business in terms of revenue from customers in North America and revenue from customers outside of North America.

Our revenue recognition policy requires that we only recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled vendor obligations remain, the fee is fixed or determinable and collectibility is probable. If the fee for a license has payment terms that exceed our normal payment terms, the fee is not considered to be fixed or determinable and we only recognize license revenue when amounts actually become due. Therefore, the revenue contribution by a customer in any given period is dictated by the payment terms associated with such customer’s agreement. As a result, the revenue—both in absolute dollars and as a percentage of total revenue —attributable to any particular customer in any given period can vary significantly. Hewlett-Packard constituted 19%, 2% and 3% of our revenue in 2002, 2003 and 2004, respectively, and Mercury Interactive constituted 0%, 11% and 3% of our revenue in 2002, 2003 and 2004, respectively. No individual customer constituted 10% or more of total revenue in 2004.

We market one set of products to broadband service providers, and a separate set of products to corporate enterprises. The products that we market to corporate enterprises are Motive Remote Service Manager, Motive Desktop Manager, Motive Triage and Resolution, and Motive Profile. We sell our Motive Remote Service Manager and Motive Desktop Manager products primarily to technology hardware vendors, software vendors, and IT departments of corporations. This group of customers comprised the majority of our annual revenue contributed by corporate enterprises through 2004. In 2004 we began marketing Motive Triage and Resolution and Motive Profile, which are focused on configuration management for software applications. We are marketing these products primarily to software vendors and application development groups within other corporations. Revenue from Motive Triage and Resolution and Motive Profile comprised a negligible amount of our 2004 total revenue.

In 2002, 2003 and 2004, broadband service providers comprised 32%, 64% and 78%, respectively, and corporate enterprises comprised 68%, 36% and 22%, respectively, of our of our total revenue (excluding revenue acquired in business combination). The decrease in revenue from corporate enterprises is primarily due to a decline in sales of our Remote Service Manager and Desktop Manager products, and we expect this trend to continue. However, we expect this decline will be partially offset by revenue from our new configuration application management products in 2005.

License Fees. Revenue from license fees decreased by approximately $1.7 million from $44.7 million in 2002 to $43.0 million in 2003, and increased by $13.2 million in 2004 to $56.2 million. License fees revenue represented 77%, 47% and 57% of our total revenue for 2002, 2003 and 2004, respectively. License fees declined as a percentage of total revenue in 2003 primarily because of the significant increase in services revenue as a result of the BroadJump acquisition.

The decrease in license fees from 2002 to 2003 was due to an $8.0 million decrease in license fees revenue from existing customers from $23.3 million to $15.3 million, partially offset by a $6.3 million increase in license fees revenue from new license customers from $21.4 million to $27.7 million. Approximately $6.0 million of the decrease in license fees revenue from existing customers in 2003 was attributable to the reduction in revenue recognized from a license agreement previously entered into with Hewlett-Packard due to the fact that the payment terms under that license agreement provided for substantial payments in 2002 and relatively minor payments in 2003. Under our revenue recognition policy described above for payment terms that exceed our normal payment terms, license revenue attributable to this agreement was recognized when amounts actually became due. License fees revenue from new license customers was primarily generated from increased acceptance of our products, as evidenced by the 19 new customers that executed license agreements during 2003. Approximately $9.9 million of license fees revenue from new license customers in 2003 was attributable to international sales.

The increase in license fees from 2003 to 2004 was due to a $20.4 million increase in license fees revenue from existing customers from $15.3 million to $35.7 million, partially offset by a $7.2 million decrease in license fees revenue from new license customers from $27.7 million to $20.5 million. The increase in license fees revenue from existing customers was primarily due to revenue recognized on contracts entered into in previous periods based on their negotiated payment terms and the application of our revenue recognition policy, new product sales into existing customers and renewals of existing term contracts. In accordance with our revenue recognition policy described above, the decrease in license fees revenue from new customers was primarily attributable to the fact that Mercury, a new customer in 2003, contributed 11% of our 2003 total revenue, whereas no new customer contributed a significant portion of our 2004 total revenue.

Services.    Our revenue from services increased by $35.9 million from $13.4 million in 2002 to $49.3 million in 2003 and decreased by $7.5 million in 2004 to $41.8 million. Services revenue represented 23%, 53% and 43% of our total revenue in 2002, 2003 and 2004, respectively.

Approximately $24.9 million of the increase in services revenue in 2003 was due to services revenue from contracts acquired in the BroadJump acquisition. The remainder of the increase was due to an increase of approximately $4.5 million in consulting and training services, approximately $3.7 million due to growth in the number and size of maintenance contracts, and approximately $2.8 million due to revenue from our hosting and managed service business which was introduced during 2003.

The reasons for the decrease in services revenue in 2004 are as follows: a decrease of approximately $16.5 million was due to expected declining services revenue from contracts acquired in the BroadJump acquisition and a decrease of approximately $1.5 million in hosting revenue. These decreases were partially offset by an $8.1 million increase in consulting and training services revenue and a $2.4 million increase in maintenance revenue.

Service revenue acquired in business combinations was 27% and 9% of our total revenue for the years ended December 31, 2003 and 2004, respectively. This revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Overview—Sources of Revenue”).

Cost of Revenue

Cost of License Fees Revenue.    Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue increased by $0.8 million from $1.2 million in 2002 to $2.0 million in 2003 and decreased by $1.3 million in 2004 to $0.7 million, representing 3%, 5% and 1% of license fees revenue for 2002, 2003 and 2004, respectively. Cost of license fees revenue was higher in 2003 than in 2002 and 2004 primarily due to nonrecurring royalties paid in 2003 for our right to integrate and distribute certain third-party software to several of our customers. We have expensed all costs as they have been incurred in the research and development of our software products and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology.    As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amount of $448,000 and $916,000 are recorded as a cost of revenue in 2003 and 2004, respectively. These amounts represented less than 1% of revenue in 2003 and 2004. The increase in amortization of acquired technology is due to the acquired technology being amortized over its estimated useful life using a method of amortization that reflects the pattern in which its economic benefits are consumed based upon estimated contributions to discounted cash flows during that period.

Cost of Services Revenue.    Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. For the years ended December 31, 2003 and 2004, cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $7.5 million from $14.1 million in 2003 to $6.6 million in 2004.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total cost of services revenue increased by $4.4 million from $12.3 million in 2002 to $16.7 million in 2003 and by $5.2 million in 2004 to $21.9 million. Expansion of our professional services organization to support the increase in our services revenue and the addition of the BroadJump hosting and managed services organization contributed $3.7 million to the increase in 2003 as did $700,000 in increased third-party consulting costs. The increase in services costs in absolute dollars in 2004 was due to an increase of approximately $2.7 million in salary costs, $1.3 million in third-party consulting costs, and $1.2 million in travel related costs.

Total cost of services revenue represented 91%, 62% and 68% of total services revenue in 2002, 2003 and 2004, respectively. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 68% and 65% of total services revenue in 2003 and 2004, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses increased by $6.9 million from $26.1 million in 2002 to $33.0 million in 2003 and by $0.3 million in 2004 to $33.3 million, representing 45%, 36% and 34% of total revenue for 2002, 2003 and 2004, respectively. The increase in absolute dollars in 2003 was due to a $3.5 million increase in sales commissions and incentives due to the growth in revenue, a $1.8 million increase in salary costs, a $1.1 million increase in travel related costs, and to a lesser extent by an increase of approximately $300,000 in third-party consulting and $200,000 in marketing program expenses during the year ended December 31, 2003. The increase in absolute dollars in 2004 was due to a $1.7 million increase in salary costs and a $300,000 increase in travel related costs. These increases were partially offset by a decrease of $1.3 million in sales commissions and incentives due to a change in our sales incentive plan structure, and a decrease of $400,000 in third-party consulting costs.

Research and Development.    Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $5.7 million from $11.2 million in 2002 to $16.9 million in 2003 and by $1.3 million in 2004 to $18.2 million, representing 19%, 18% and 19% of total revenue for 2002, 2003 and 2004, respectively. The increase in absolute dollars in 2003 was primarily due to a $4.2 million increase in salary related costs, a $1.1 million increase in third-party consulting costs and a $400,000 increase in travel related costs. The increase in absolute dollars in 2004 was due to a $900,000 increase in third-party consulting and a $400,000 increase in salary related costs.

General and Administrative.    General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $1.7 million from $6.3 million in 2002 to $8.0 million in 2003 and by $0.7 million in 2004 to $8.7 million, representing 11%, 9% and 9% of total revenue in each of the respective periods. The increase in absolute dollars in 2003 was due to a $2.2 million increase in salary costs and a $100,000 increase in travel related costs. These increases were partially offset by a $400,000 decrease in legal and professional costs as well as a $200,000 decrease in bad debt expense. The increase in absolute dollars in 2004 was primarily due to a $600,000 increase in legal and professional costs, a $200,000 increase in recruiting fees related to an outside director search and a $100,000 increase in costs related to our investor relations programs. These increases were partially offset by a $200,000 decrease in salary costs resulting from a reduction in personnel in the general and administrative organization.

Amortization of Intangibles.    In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which resulted in amortization expense of $2.4 million and $3.2 million for 2003 and 2004, respectively, representing 3% of our total revenue for each of the respective periods. These intangibles are being amortized over their estimated useful lives of four to five years through 2008 using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period.

Amortization of Deferred Stock Compensation.    We recorded deferred stock compensation in connection with stock options granted to employees and consultants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options using an accelerated method, resulting in amortization expense of $2.1 million in 2002, $1.2 million in 2003 and $2.3 million in 2004. The increase in amortization in 2004 was related to the grant of in-the-money options in the fourth quarter of 2003 and first quarter of 2004, which are being amortized over the vesting periods of the applicable options.

Business Restructuring Charge.    During the first quarter of 2003, we initiated a restructuring program as a result of our integration of BroadJump. We incurred a non-recurring charge of approximately $1.4 million related to severance and other employee termination benefits related to a reduction in workforce of approximately 25 employees in January 2003 as well as costs associated with the closing of duplicative facilities and the elimination of other overlapping efforts. As of December 31, 2003, all termination benefits related to the restructuring had been paid.

Interest Income (Expense), Net

Interest income (expense), net decreased from $(1.2) million in 2002 to $(1.9) million in 2003 and by $0.4 million to $(2.3) million in 2004. The decrease in interest income (expense), net from 2002 to 2003 was due to the increased interest expense incurred on the outstanding subordinated debt, as it was outstanding for a full year in 2003 compared to only one calendar quarter in 2002. The decrease in interest income (expense), net from 2003 to 2004 was primarily due to the $1.5 million write-off of the remaining debt discount on our subordinated debt, which was repaid in full in June 2004.

Other Income (Expense), Net

In connection with Peregrine’s plan of reorganization in the third quarter of 2003, we recognized approximately $6.1 million in other income based upon our receipt of $4.0 million in cash and the return of 416,667 shares of our common stock. The 416,667 shares of common stock were recorded at $5.00 per share or approximately $2.1 million, which was the then current fair value of our common stock as determined by our board of directors. In the third quarter of 2004, we recognized $1.25 million in cash received as other income related to this agreement.

Loss on Investment

In connection with a software license arrangement between us and Peregrine Systems, we received 1,000,000 shares of unregistered Peregrine common stock in the first quarter of 2002 in satisfaction of certain accounts receivable. Upon receipt of the shares, they were classified as a short-term investment in marketable equity securities. The trading price of Peregrine stock fell from $9.52 on March 31, 2002 to $0.30 on June 30, 2002. Due to the decline in value of the Peregrine stock, in the second quarter of 2002 we deemed the Peregrine shares to be other than temporarily impaired and recorded an impairment charge of $9.5 million. In August 2002, we received $1.6 million in cash from CIBC pursuant to the termination and settlement of an agreement in connection with the attempted sale of a portion of the Peregrine shares. We recorded the receipt of such cash as a recovery of impairment on investment.

Provision for Income Taxes

We have incurred operating losses for all fiscal years from inception through December 31, 2003 and only had a small amount of income in 2004, and therefore have not recorded a material provision for income taxes. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss, research and development, and foreign tax credit carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

As of December 31, 2004, we had net operating loss, research and development, and foreign tax credit carryforwards of approximately $102 million, $4 million, and $2.8 million respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not utilized. The foreign tax credit carryforward will expire at various dates, beginning 2001, if not utilized. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually in the future to offset taxable income.

Quarterly Results of Operations

The following tables set forth our consolidated statement of operations data for the eight quarters ended December 31, 2004, as well as these data expressed as a percentage of our total revenue represented by each item. This information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this prospectus and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands)
	(unaudited)
Revenue:
License fees	$6,390	$11,228	$8,995	$16,344	$11,495	$13,586	$14,488	$16,603
Services
Services	6,299	5,615	6,231	6,307	7,755	8,374	8,522	8,740
Acquired in business combination	8,003	7,827	4,732	4,321	3,426	2,062	1,510	1,408

Total services revenue	14,302	13,442	10,963	10,628	11,181	10,436	10,032	10,148

Total revenue	20,692	24,670	19,958	26,972	22,676	24,022	24,520	26,751

Cost of revenue:
License fees	43	1,026	682	248	194	157	152	239
Amortization of acquired technology	97	117	117	117	214	234	234	234
Services	7,432	8,146	7,638	7,602	7,537	7,084	6,932	6,964

Total cost of revenue	7,572	9,289	8,437	7,967	7,945	7,475	7,318	7,437

Gross margin	13,120	15,381	11,521	19,005	14,731	16,547	17,202	19,314

Operating expenses:
Sales and marketing	7,149	8,735	8,041	9,091	7,555	8,262	8,490	9,002
Research and development	3,610	3,913	4,518	4,828	4,234	4,683	4,750	4,546
General and administrative	1,890	2,081	2,067	1,913	2,169	2,046	2,212	2,227
Amortization of goodwill and intangibles	476	571	571	763	773	802	802	802
Amortization of deferred stock compensation (1)	166	115	77	832	851	637	443	404
Business restructuring charge	1,422	—	—	—	—	—	—	—

Total operating expenses	14,713	15,415	15,274	17,427	15,582	16,430	16,697	16,981

Income (loss) from operations	(1,593)	(34)	(3,753)	1,578	(851)	117	505	2,333
Interest income (expense), net	(490)	(458)	(470)	(492)	(510)	(2,018)	59	195
Other income (expense), net	57	85	5,939	126	472	(55)	1,300	207
Gain (loss) on investment	—	—	—	—	—	—	—	—

Income (loss) before income taxes	(2,026)	(407)	1,716	1,212	(889)	(1,956)	1,864	2,735
Provision for income taxes	257	1,130	130	188	681	187	241	218

Net income (loss)	$(2,283)	$(1,537)	$1,586	$1,024	$(1,570)	$(2,143)	$1,623	$2,517

(1)	If the amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands)
	(unaudited)
Cost of services revenue	$(28)	$11	$8	$47	$53	$32	$15	$9
Sales and marketing	102	19	7	309	320	248	97	80
Research and development	17	14	10	290	288	210	97	121
General and administrative	75	71	52	186	190	147	234	194

	$166	$115	$77	$832	$851	$637	$443	$404

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
As a Percentage of Revenue:
Revenue:
License fees	31%	45%	45%	61%	51%	57%	59%	62%
Services
Services	30	23	31	23	34	35	35	33
Acquired in business combination	39	32	24	16	15	8	6	5

Total services revenue	69	55	55	39	49	43	41	38

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
License fees	—	4	3	1	1	1	1	1
Amortization of acquired technology	—	1	1	—	1	1	1	1
Services	36	33	38	29	33	29	28	26

Total cost of revenue	36	38	42	30	35	31	30	28

Gross margin	64	62	58	70	65	69	70	72

Operating expenses:
Sales and marketing	35	35	40	34	33	34	35	34
Research and development	18	16	23	18	19	19	19	17
General and administrative	9	8	10	7	10	9	9	8
Amortization of goodwill and intangibles	2	3	3	3	3	3	3	3
Amortization of deferred stock compensation	1	—	—	3	4	3	2	2
Business restructuring charge	7	—	—	—	—	—	—	—

Total operating expenses	72	62	76	65	69	68	68	64

Income (loss) from operations	(8)	—	(18)	5	(4)	1	2	8
Interest income (expense), net	(2)	(2)	(3)	(1)	(2)	(9)	—	1
Other income (expense), net	—	—	30	—	2	—	6	1
Gain (loss) on investment	—	—	—	—	—	—	—	—

Income (loss) before income taxes	(10)	(2)	9	4	(4)	(8)	8	10
Provision for income taxes	1	4	1	—	3	1	1	1

Net income (loss)	(11)%	(6)%	8%	4%	(7)%	(9)%	7%	9%

Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Such fluctuations may result in volatility in the price of our common stock. We establish our expenditure levels based on expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near term demand for our products could significantly affect both revenues and profits in any quarter. In the future, our operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by us or our competitors and capital spending patterns of our customers. As a result of these factors, there can be no assurance we will be able to maintain profitability on a quarterly basis. See “Risk Factors that May Affect Future Results.”

Liquidity and Capital Resources

Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities, acquisitions, and the completion of our initial public offering in June 2004. The net proceeds from our private securities issuances plus cash received from acquisitions was approximately $107 million through December 31, 2004. The net cash proceeds from our initial public offering was $43.8 million. Cash used in operating activities was $7.7 million and $23.8 million in 2002 and 2003, respectively. Cash provided by operating activities was $3.2 million for the year ended December 31, 2004.

To date, cash used in investing activities has consisted primarily of capital expenditures totaling $1.4 million, $4.1 million and $3.3 million in 2002, 2003 and 2004, respectively, to acquire property and equipment, mainly computer hardware and software, for our employee base and our hosting and managed services operations. Cash provided by other investing activities includes $51.7 million in cash acquired in connection with the acquisition of BroadJump in January 2003. Additionally, $5.7 million of cash was used in connection with the acquisition of BroadJump, of which $4.8 million was related to payments for non-competition agreements with certain executive officers of BroadJump. Net cash provided by (used in) short-term investing activities totaled $3.3 million, $(3.5) million and $(19.8) million in 2002, 2003, and 2004, respectively. We also had an increase in restricted cash in 2003 in the amount of $15.0 million due to covenants existing on our term loans and line of credit. This amount was no longer restricted as of December 31, 2004 because this covenant was removed in the first quarter of 2004.

At December 31, 2004, we had cash and cash equivalents on hand of $44.5 million and working capital of $65.7 million. Our accounts receivable increased $10.4 million and decreased $2.5 million during the years ended December 31, 2003 and 2004, respectively. These changes are due to the fluctuations in revenue, timing of shipments and the timing of payments received from our customers. Our payment terms generally require payment within 30 to 90 days of shipment.

In October 2002, we issued senior subordinated promissory notes totaling $12.5 million, bearing interest at 11% annually, to certain of our stockholders. These notes were repaid in full in June 2004. We have incurred $3.0 million in interest expense for the year ended December 31, 2004, of which $1.5 million was due to the write off of the remaining debt discount on the subordinated notes. On December 6, 2004, we entered into a Loan and Security Agreement with a bank, pursuant to which the Bank is providing us with a revolving credit facility of $25 million. The lending commitments under the line of credit are scheduled to terminate on December 6, 2006. The Loan Agreement contains various covenants which, among other things, require us to maintain a ratio of (a) cash equivalents at the Bank plus 70% of gross accounts receivable divided by (b) the aggregate balance of any obligations owing from us to the Bank of not less than 1.5 to 1. We must also maintain our primary operating accounts with the Bank, and invest with the Bank at least 50% of all amounts held by us in investment accounts. If our cash equivalents fall below $40 million, or upon an uncured event of default under the Loan Agreement, we will grant to the Bank a first priority security interest in all of our assets. Additionally, the Loan Agreement includes various covenants which, among other things, impose limitations on our disposition of assets, changes in control, mergers and acquisitions, additional indebtedness, liens, distributions and investments, and transactions with affiliates. At December 31, 2004, we were in compliance with such covenants and restrictions.

We lease our facilities and sales offices under various operating lease agreements which expire at various times through 2012. The future minimum lease payments under all leases as of December 31, 2004, including operating lease commitments for all vacated properties and related sublease income, are as follow (in thousands):

	Operating Leases	Sublease Income
2005	$4,710	$960
2006	4,207	1,060
2007	2,332	89
2008	2,112	—
2009	2,112	—
Thereafter	6,335	—

Total minimum lease payments	$21,808	—

Total minimum sublease rentals		$2,109

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2003 or 2004.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 and prior years presented to reflect the impact of expensing share-based payments under SFAS 123R. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R will impact our overall financial position.

Risk Factors that May Affect Future Results

In addition to the other information included in this report, you should carefully consider the risks described below. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem not significant may also affect our business operations. If any of these risks actually occur, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price of our common stock could decline.

Our total revenue may fluctuate and may be difficult to predict. If our future results are below the expectations of public market analysts and investors, the price of our common stock may decline.

Our quarterly revenue and results of operations are difficult to predict. Unlike more established enterprise software vendors, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The reasons for these fluctuations include, but are not limited to:

•	the timing of sales of our software, including the relatively long sales cycles of up to nine months or more associated with most of our larger software sales to large enterprises;

•	our quarterly revenue is dependent on larger software sales to a relatively small number of large enterprises;

•	our dependence on license revenue from new software sales (as opposed to recurring maintenance revenue) to achieve our revenue objectives;

•	budget and spending decisions by our customers, who are concentrated in the communications and high technology markets;

•	our ability to renew existing licenses, most of which are for a term of three years, or to secure new licenses on beneficial terms;

•	market acceptance of newly released products or delays in new product introductions;

•	our utilization and billing rates for our professional services personnel;

•	our history of growth through acquisitions which have typically affected our operating results;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure; and

•	changes in our pricing policies or our competitors’ pricing policies.

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

Our quarterly revenue is especially subject to fluctuation because it depends on the completion of large orders for our products and related services primarily from a relatively small number of large customers. For example, sales to Hewlett-Packard represented 19% of our total revenue in 2002 and Mercury Interactive Corporation accounted for 11% of our total revenue in 2003. Although our customer make-up varies from quarter to quarter, a small number of customers are likely to continue to account for a significant portion of our revenue, and our revenue could decline due to the loss or delay of a single customer order or the failure of an existing customer to renew its license. Our ability to mitigate this risk is based almost entirely on our ability to obtain additional customers and to expand our sales to existing customers. Our failure to obtain additional customers, the loss or delay of customer orders or the failure of existing customers to renew their licenses will harm our business and operating results.

We were first profitable on an annual basis in 2004, and we have incurred net losses in each prior year since we began operations. We may incur losses in the future.

To date, we have only been profitable on an annual basis for the year ended December 31, 2004, and we have incurred net losses in each prior year since we began operations. For the year ended December 31, 2004, we had net income of $427,000, and as of December 31, 2004, we had an accumulated deficit of approximately $87.9 million. We will need to generate significant additional revenue and manage expenses appropriately to maintain profitability. Therefore, we may not be able to maintain or increase profitability on a quarterly or annual basis.

We have a limited history of sales of some of our products, which makes it difficult to evaluate our prospects.

Some of the products in our current product suite have been released recently, including Motive Profile, which was released in May 2004, and Motive Triage and Resolution, which were released in September 2004. These products target solving customers’ problems that we have not previously addressed. There can be no assurance that our customers will perceive these products as adequately addressing those problems or that there will be substantial demand for them. It is difficult to evaluate our future prospects because of our limited experience with these products, the rapidly evolving and competitive nature of the markets in which we sell these products and other factors that are beyond our control.

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

We currently have operations in Canada, the United Kingdom, Germany, Switzerland, France, Spain and Japan, and we intend to expand further into international markets. Unlike more established enterprise software vendors, we have limited experience in international operations and may not be able to compete effectively in international markets or to operate profitably in these markets. At the same time, our dependence on international revenue has steadily increased over time. Our international revenue was $48.6 million for the year ended December 31, 2004, an increase of $19.1 million over international revenue of $29.5 million for 2003. Continued expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the U.S. In our opinion, this is significantly more difficult in markets outside the U.S. Additionally, in some cases, our costs of sales may increase if our customers require us to sell through local distributors.

For the year ended December 31, 2004, 50% of our revenue was derived from international operations. If we are unable to continue to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, particularly:

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

Most of our licenses are for a fixed term of three years. For example, for the year ended December 31, 2004, approximately 79% of the license agreements we entered into were fixed term licenses, as opposed to perpetual licenses. As the end of the term of a fixed term license approaches, we attempt to negotiate the renewal of the license with the customer for the same product and/or for new products and services. If our customers choose not to renew their fixed term licenses with us or if we are unable to license additional products to our existing customers on beneficial terms, our business, operating results and financial condition could be harmed.

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

If we fail to attract, train, and retain highly qualified employees, our business may be harmed

Our future success will depend on our continued ability to attract, train and retain highly qualified employees. As of December 31, 2004, we had 121 employees in our professional services organization, 82 employees in our sales and marketing organizations, 105 employees in our development organization, and 43 employees in our general and administrative organization. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar stoppage. We consider our relations with our employees to be good.

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

If our independent registered public accounting firm is unable to provide us with the attestation of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. We are required to include such a report in our annual reports on Form 10-K beginning with the year ended December 31, 2005. In addition, the registered public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting beginning with the year ended December 31, 2005. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Our failure to expand our strategic alliances would impede our revenue growth.

Unlike more established software vendors, we must successfully establish and extend relationships that enable us to expand market acceptance of our software solutions. Specifically, we must establish new and extend existing distribution alliances with specialized technology and services firms, such as support outsourcers. We must also establish new and extend existing solutions alliances with leading providers of complementary technologies. Although our business does not depend on any one strategic alliance, our strategic alliances as a whole are a valuable component of our business. Without adequate strategic alliances, we may have to devote substantially more resources than we would otherwise to the sales, marketing and implementation of our products and the development of complementary products in order to deliver comprehensive management solutions, and our efforts may not be as effective as those who have such alliances. In many cases, the firms with which we wish to form alliances have extensive relationships with our existing and potential customers and may influence the decisions of these customers by recommending products. If we fail to establish, successfully implement or maintain these alliances, our ability to achieve market acceptance of our management software will suffer and our business and operating results will be harmed.

We have experienced significant growth in our business in the past and we may not be able to manage our future growth efficiently or profitably.

We have expanded the scope of our operations at a rapid rate in the past. For example, in January 2003, we acquired BroadJump, Inc., a provider of solutions for broadband Internet companies. Primarily as a result of the BroadJump acquisition, the number of people we employ grew from 240 employees as of December 31, 2002 to 351 employees as of December 31, 2004. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our business, operating results and financial condition.

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

In addition, our existing stockholders’ ownership would be diluted if we financed our acquisitions by issuing equity securities. Under the purchase method of accounting, now required under U.S. generally accepted accounting principles for all acquisitions, we could be required to incur in-process research and development or other charges in connection with future acquisitions, which would adversely affect our operating results.

The management software and services industry is highly competitive, the market for our products is subject to rapid change and we may not be able to compete effectively.

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not currently compete against any one entity with respect to all aspects of our software solutions, our solutions compete against various vendors’ software products designed to accomplish specific elements of functionality. Moreover, these vendors may broaden their product portfolios to more directly compete against our products. Additionally, our customers may choose to develop their own management software.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop our products in the United States and market them in North America, South America, Europe and the Asia/Pacific markets. As a result, our future financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a large portion of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

From our inception through December 31, 2004, we have derived approximately $95.4 million of revenue from customers outside the United States, and our international revenue was $48.6 million for the year ended

December 31, 2004, an increase of $19.1 million over international revenue of $29.5 million for 2003. We intend to continue to further expand our European and Asia/Pacific operations in the near term. To the extent our foreign operations expenses increase or to the extent we begin to denominate more foreign sales in local currencies, we will become more subject to foreign currency fluctuations. We do not currently anticipate using hedging activities to mitigate these fluctuations.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term interest bearing instruments. Due to the short-term nature of our investments, we believe that our interest rate risk exposure is not material. As of December 31, 2004, we had no outstanding debt. As a result, we currently have no interest expense sensitivity to changes in the prime interest rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required pursuant to this Item are presented beginning on page F-1 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

In order to provide consistency among the terms of the numerous stock options that have been granted previously by us and the companies that we have acquired, on March 3, 2005, the compensation committee of our Board of Directors unanimously adopted resolutions to provide that all option grants previously made to our employees pursuant to any of our option plans (including plans assumed from acquired companies) were thereby amended to provide for (i) immediate and full acceleration of vesting upon the occurrence of both of the following: (a) a Change in Control of the company (as such term is defined in our Amended and Restated Equity Incentive Plan), and (b) an involuntary termination of employment within 12 months following the effective date of such Change in Control, and (ii) a period of 12 months (or such lesser period as may be left under the remaining term of any such option) after the occurrence of such a Change of Control within which such options may be exercised. In addition, the compensation committee concluded that all future option grants to our employees should contain these same provisions.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of shareholders, currently scheduled for May 20, 2005, and the information included in the proxy statement in incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers hold office until their successor is appointed or until their earlier death, resignation or removal. Our executive officers as of the date of this report are as follows:

Name	Age	Position
Scott L. Harmon	46	Chairman of the Board of Directors and Chief Executive Officer
R. Logan Wray	45	Chief Operating Officer
Paul M. Baker	44	Chief Financial Officer
Scott R. Abel	46	Executive Vice President of Products
Douglas F. McNary	45	Executive Vice President of Corporate Development
Kenny Van Zant	34	Executive Vice President of Marketing
Jeffrey S. Bolke	43	Vice President of Worldwide Sales

Scott L. Harmon co-founded our company in April 1997 and has served as Chief Executive Officer since June 1997, as Chairman of the Board since November 2003 and as a director since April 1997. He served as President from our inception in April 1997 to January 2003. From November 1996 to May 1997, Mr. Harmon was a Venture Partner of Austin Ventures, a venture capital firm. From March 1992 to November 1996, Mr. Harmon was employed by Tivoli Systems Inc., a systems management software company, where he held several marketing positions including Vice President and General Manager of the Applications Management Business Unit and Vice President of Marketing and Strategy. Mr. Harmon received a Bachelor of Science degree in Computer Science from Iowa State University.

R. Logan Wray has served as our Chief Operating Officer since November 2001. Prior to that time, he served as our Chief Financial Officer and Executive Vice President of Customer Operations from August 2000 to November 2001. From May 1997 to April 2000, Mr. Wray served as Senior Vice President and Chief Financial Officer of Sterling Software, Inc., a systems management software and services company, which was purchased by Computer Associates in April 2000. From September 1981 until April 1997, Mr. Wray held various positions with Ernst & Young LLP, most recently as a partner in the technology group focused on software. Mr. Wray received a Bachelor of Science degree in Commerce from the University of Virginia.

Paul M. Baker has served as our Chief Financial Officer since November 2001. From July 1997 to October 2001, Mr. Baker held various positions, most recently Controller, with Sterling Software, Inc. From October 1985 until June 1997, Mr. Baker worked with Ernst & Young in London, specializing in multi-national companies and technology. Mr. Baker received a Bachelor of Arts degree in Finance and Accounting from the University of East London, and is a Chartered Accountant.

Scott R. Abel co-founded our company and has served as Executive Vice President of Products since November 2004. Mr. Abel served as Executive Vice President of our Enterprise Business Unit from January 2003 through November 2004. From February 2001 to January 2003, Mr. Abel served as our Vice President of Solution Services. From October 1999 to January 2001, Mr. Abel served as Chief Operating Officer of All.com, Inc., a company that provided live one-on-one technical support over the internet directly to small and medium businesses. From April 1997 to October 1999, Mr. Abel held various positions with our company, most notably in the online services arena. Prior to joining us, Mr. Abel held the title of Vice President of Worldwide Professional Services for NeXT Software as well as various business and software development positions at

Apollo Computer, a work station computer company, Motorola and PSW Technologies, a software services company. Mr. Abel holds a Bachelor of Science degree in Physics from the University of Texas.

Douglas F. McNary has served as our Executive Vice President of Corporate Development since February 2000. From April 1998 to January 2000, Mr. McNary served as Vice President of Sales. From January 1997 to April 1998, he served as Vice President of Sales of Trellix Corporation, a web authoring tool software company. From August 1991 to January 1997, he was employed by Tivoli Systems where he held several sales management positions including Vice President of Sales and Director of European Sales. Mr. McNary received a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

Kenny Van Zant has served as Executive Vice President of Marketing since November 2004. Mr. Van Zant served as Executive Vice President of our Consumer Business Unit from January 2003 through November 2004. From November 1998 to January 2003, Mr. Van Zant, a co-founder of BroadJump, Inc. was Chief Operating Officer of BroadJump, Inc. Prior to BroadJump, Mr. Van Zant held positions at Cisco Systems, NetSpeed, Cypress Semiconductor, Andrew Corporation and Thomas-Conrad Corporation. Mr. Van Zant received a Bachelor of Science degree in Electrical Engineering from the University of Texas.

Jeffrey S. Bolke has served as our Vice President of Worldwide Sales since November 2002. From November 2001 to November 2002, Mr. Bolke was Regional Vice President of Sales, Southern US and Latin America of Tibco, a business integration software company. From August 1996 to November 2001, he was Vice President of Sales at Trilogy. Prior to that time he held various positions at Landmark Graphics, an oil and gas software company, and IBM. Mr. Bolke received a Bachelor of Science degree in Petroleum Engineering from The Colorado School of Mines.

The information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading “Election of Directors.”

The information concerning the identification of our audit committee members, including our audit committee financial expert, required by this Item is incorporated by reference to our proxy statement under the heading “Board Meetings and Committees.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer and principal financial officer) is available on the investor relations portion of our website at www.motive.com under “Corporate Governance.” We will post any amendments to or waivers from a provision of the Code of Business Conduct and Ethics on the same section of our website at www.motive.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

The information concerning securities authorized for issuance under equity compensation plans required by this item is incorporated by reference to our proxy statement under the heading “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement under the heading “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our proxy statement under the heading “Principal Auditor Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements – The following financial statements of Motive, Inc. are filed as part of this report:

(2) Financial Statement Schedules – Financial statement schedules not listed above have been omitted from this report because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits – See Exhibit Index page 43 of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2005.

MOTIVE, INC.

By:	/s/ SCOTT L. HARMON
Scott L. Harmon President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Baker and Scott Harmon and each one of them individually, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ SCOTT L. HARMON	President, Chief Executive Officer (Principal Executive Officer)	March 7, 2005

/S/ PAUL M. BAKER	Chief Financial Officer (Principal Financial Officer)	March 7, 2005

/S/ VIRGINIA GAMBALE	Director	March 7, 2005

/S/ MICHAEL J. MAPLES, SR.	Director	March 7, 2005

/S/ TOM MEREDITH	Director	March 7, 2005

/S/ DAVID SIKORA	Director	March 7, 2005

/S/ HARVEY WHITE	Director	March 7, 2005

EXHIBIT LIST

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 ).

3.2.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 ).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Motive’s registration statement on Form S-1 (File No. 333-111030) filed on May 14, 2004).

4.2	Amended and Restated Investors Rights Agreement, dated as of December 2, 2003 (incorporated by reference to Exhibit 4.2 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.1	Loan and Security Agreement, dated as of December 10, 2004, between Motive, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of report on Form 8-K (File No. 000-31409) filed on December 13, 2004).

10.2*+	Amended and Restated Equity Incentive Plan

10.3+	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 2 to Motive’s registration statement on Form S-1 (File No. 333-111030) filed on April 9, 2004).

10.4+	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.5+	Employment Agreement, dated as of January 17, 2003, among Motive Communications, Inc., BroadJump, Inc. and Kenny Van Zant (incorporated by reference to Exhibit 10.6 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.6+	Bonus Agreement, dated as of January 24, 2003, between Motive Communications, Inc. and R. Logan Wray (incorporated by reference to Exhibit 10.7 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.7+	Agreement, dated as of November 16, 2001, between Motive Communications, Inc. and Paul M. Baker (incorporated by reference to Exhibit 10.8 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.8+	Agreement, dated as of October 23, 2002, between Motive Communications, Inc. and Jeff Bolke (incorporated by reference to Exhibit 10.9 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.9+	Non-Competition and Non-Solicitation Agreement, dated as of January 17, 2003, between Motive Communications, Inc. and Kenny Van Zant (incorporated by reference to Exhibit 10.11 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.10	Corporate Partnering Inbound OEM Software License Agreement, dated as of June 30, 2003, between Motive Communications, Inc. and Mercury Interactive (Israel) Ltd. (incorporated by reference to Exhibit 10.13 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

10.11	Addendum No. 1 to Exhibit A Licensor Software and Royalty Schedule, dated as of February 8, 2004, between Motive, Inc. and Mercury Interactive (Israel) Ltd (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to Motive’s registration statement on Form S-1 (File No. 333-111030) filed on June 9, 2004).

Exhibit No.	Description

14.1	Code of Ethics (See Item 10, Directors and Executive Officers of the Registrant of this Annual Report on Form 10-K)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Motive’s registration statement on Form S-1 (File No. 333-111030) filed on December 9, 2003).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 42)

31.1*	Certificate of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certificate of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed Herewith.

+	Management contract or compensatory benefit plan or arrangement in which directors and executive officers are eligible to participate.

MOTIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Motive, Inc.

We have audited the accompanying consolidated balance sheets of Motive, Inc. (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motive, Inc. at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Austin, Texas

January 21, 2005

/s/ Ernst & Young, LLP

MOTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,234	$44,490
Short-term investments	5,199	24,724
Accounts receivable, less allowance of $676 and $659 at December 31, 2003 and 2004, respectively	21,276	18,823
Prepaid expenses and other current assets	2,437	3,104

Total current assets	52,146	91,141

Restricted cash	15,000	—
Property and equipment, net	7,008	6,850
Goodwill	59,143	56,409
Acquired technology, net	8,903	7,987
Other intangibles, net	11,593	8,414
Other assets	4,650	3,114

Total assets	$158,443	$173,915

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,651	$6,547
Accrued liabilities	17,684	7,282
Deferred revenue	13,886	11,576
Current portion of long-term debt	278	—

Total current liabilities	37,499	25,405
Deferred revenue	7,347	4,526
Long-term debt, net of current portion	6,026	—
Related party subordinated debt, net of discount of $1,743	10,757	—

Total liabilities	61,629	29,931

Commitments and contingencies
Redeemable convertible preferred stock:
Preferred Stock: $0.001 par value; 47,000,000 shares authorized, 10,322,056 shares issued and outstanding at December 31, 2003 (liquidation value—$116,235); no shares issued and outstanding at December 31, 2004	119,785	—

Stockholders’ equity (deficit):
Common stock: $0.001 par value; 25,000,000 shares authorized, 9,723,131 shares issued and outstanding at December 31, 2003; 150,000,000 shares authorized, 25,760,868 shares issued and outstanding at December 31, 2004	10	26
Additional paid-in capital	69,734	234,417
Deferred stock compensation	(4,168)	(1,796)
Accumulated comprehensive loss	(181)	(724)
Accumulated deficit	(88,366)	(87,939)

Total stockholders’ equity (deficit)	(22,971)	143,984

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$158,443	$173,915

See accompanying notes.

MOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenue:
License fees	$44,659	$42,957	$56,172
Services:
Services	13,397	24,452	33,391
Acquired in business combination	—	24,883	8,406

Total services revenue	13,397	49,335	41,797

Total revenue	58,056	92,292	97,969

Cost of revenue:
License fees	1,212	1,999	742
Amortization of acquired technology	13	448	916
Services	12,258	30,818	28,517

Total cost of revenue	13,483	33,265	30,175

Gross margin	44,573	59,027	67,794

Operating expenses:
Sales and marketing	26,082	33,016	33,309
Research and development	11,224	16,869	18,213
General and administrative	6,321	7,951	8,654
Amortization of intangibles	—	2,381	3,179
Amortization of deferred stock compensation (1)	2,081	1,190	2,335
Business restructuring charge	—	1,422	—

Total operating expenses	45,708	62,829	65,690

Income (loss) from operations	(1,135)	(3,802)	2,104
Interest income	384	623	768
Interest expense	(1,557)	(2,533)	(3,042)
Other income (expense), net	120	6,207	1,924

Loss on investment, net of recovery	(7,923)	—	—

Income (loss) before income taxes	(10,111)	495	1,754
Provision for income taxes	403	1,705	1,327

Net income (loss)	$(10,514)	$(1,210)	$427

Basic income (loss) per share	$(1.95)	$(0.12)	$0.02

Diluted income (loss) per share	$(1.95)	$(0.12)	$0.02

Shares used in computing basic income (loss) per share	5,397	9,832	17,972
Shares used in computing diluted income (loss) per share	5,397	9,832	24,900

(1)	If amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:

	Year Ended December 31,
	2002	2003	2004
Cost of services revenue	$181	$38	$109
Sales and marketing	144	437	745
Research and development	364	331	716
General and administrative	1,392	384	765

	$2,081	$1,190	$2,335

See accompanying notes.

MOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except share amounts)

	Redeemable Convertible Preferred Stock		Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-In Capital	Note Receivable from Stockholder	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2002	5,892,755	$69,047	5,726,623	$6	$38,828	$(137)	$(1,592)	$(94)	$(76,642)	$(39,631)
Issuance of common stock to non-employees	—	—	5,000	—	25	—	—	—	—	25
Issuance of stock to employees upon exercise of options	—	—	6,888	—	49	—	—	—	—	49
Repurchase and retirement of common stock	—	—	(34,045)	—	(175)	—	—	—	—	(175)
Satisfaction of note receivable from stockholder	(10,500)	(132)	—	—	—	137	—	—	—	137
Deferred stock compensation	—	—	—	—	1,519	—	(1,519)	—	—	—
Deferred stock compensation related to acceleration of options to employees	—	—	—	—	193	—	(193)	—	—	—
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	(652)	—	2,733	—	—	2,081
Stock options and warrants issued to non-employees	—	—	—	—	452	—	—	—	—	452
Issuance of warrants in connection with subordinated promissory notes	—	—	—	—	2,252	—	—	—	—	2,252
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,514)	(10,514)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(38)	—	(38)

Total comprehensive loss										(10,552)

Balance at December 31, 2002	5,882,255	68,915	5,704,466	6	42,491	—	(571)	(132)	(87,156)	(45,362)
Issuance of Preferred Stock, Series F, in connection with BroadJump acquisition	4,439,754	50,870	—	—	—	—	—	—	—	—
Issuance of common stock in connection with BroadJump acquisition	—	—	4,303,588	4	21,514	—	—	—	—	21,518
Exchange of stock options and warrants in conjunction with BroadJump acquisition	—	—	—	—	2,484	—	(59)	—	—	2.425
Issuances of stock to employees upon exercise of options	—	—	138,533	—	320	—	—	—	—	320
Issuances of stock to non-employees upon exercise of options	—	—	39,737	—	73	—	—	—	—	73
Repurchase and retirement of common stock	—	—	(46,601)	—	(240)	—	—	—	—	(240)
Return of common stock from former stockholder in settlement of software arrangement	—	—	(416,667)	—	(2,083)	—	—	—	—	(2,083)
Deferred stock compensation	—	—	—	—	4,782	—	(4,782)	—	—	—
Deferred stock compensation related to acceleration of options to employees	—	—	—	—	102	—	(102)	—	—	—
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	(156)	—	1,346	—	—	1,190
Stock options and warrants issued to non-employees	—	—	—	—	447	—	—	—	—	447
Adjustment due to stock split	47	—	75	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,210)	(1,210)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(49)	—	(49)

Total comprehensive loss										(1,259)

Balance at December 31, 2003	10,322,056	119,785	9,723,131	10	69,734	—	(4,168)	(181)	(88,366)	(22,971)
Issuance of common stock in connection with IPO, net of issuance costs	—	—	5,000,000	5	43,778	—	—	—	—	43,783
Conversion of Preferred Stock at IPO	(10,322,056)	(119,785)	10,322,056	10	119,775	—	—	—	—	119,785
Issuance of stock pursuant to employee stock purchase plan	—	—	22,349	—	163	—	—	—	—	163
Issuances of stock to employees upon exercise of options	—	—	274,139	—	1,267	—	—	—	—	1,267
Issuances of stock to non-employees upon exercise of warrants	—	—	449,181	1	—	—	—	—	—	1
Repurchase and retirement of common stock	—	—	(29,988)	—	(263)	—	—	—	—	(263)
Deferred stock compensation	—	—	—	—	192	—	(192)	—	—	—
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	(229)	—	2,564	—	—	2,335
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	427	427
Foreign currency translation adjustment	—	—	—	—	—	—	—	(272)	—	(272)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(271)	—	(271)

Total comprehensive loss										(116)

Balance at December 31, 2004	—	$—	25,760,868	$26	$234,417	$—	$(1,796)	$(724)	$(87,939)	$143,984

See accompanying notes.

MOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net income (loss)	$(10,514)	$(1,210)	$427
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,078	3,986	3,418
Amortization of deferred stock compensation	2,081	1,190	2,335
Amortization and write-off of debt discount	117	477	1,743
Amortization of intangibles	13	2,829	4,095
Accretion of discount on short-term investments	—	—	(4)
Loss on disposition of property and equipment	145	250	39
Other non cash items	187	(1,695)	11
Non cash security investment impairment	7,923	—	—
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(12,345)	(9,073)	2,453
Prepaid expenses and other assets	(1,605)	6,271	869
Accounts payable	1,884	(15,383)	896
Accrued liabilities	1,909	12,665	(7,952)
Deferred revenue	(560)	(24,067)	(5,131)

Net cash provided by (used in) operating activities	(7,687)	(23,760)	3,199

Cash flows from investing activities
Purchase of short-term investments	(2,068)	(5,199)	(19,792)
Proceeds from sale of security investment	1,597	—	—
Proceeds from maturities of short-term investments	3,746	1,692	—
Restricted cash	—	(15,000)	15,000
Cash acquired in BroadJump acquisition	—	51,655	—
Cash used in BroadJump acquisition	—	(5,654)	—
Purchase of property and equipment	(1,354)	(4,125)	(3,298)

Net cash provided by investing activities	1,921	23,369	(8,090)

Cash flows from financing activities
Proceeds from issuance of long-term debt	11,700	—	—
Payments made on long-term debt	(3,215)	(9,256)	(6,304)
Payments made on subordinated debt	—	—	(12,500)
Proceeds from IPO, net of issuance costs	—	—	43,783
Proceeds from issuance of subordinated debt, net of issuance costs	12,415	—	—
Proceeds from issuance of warrants attached to subordinated debt	12	—	—
Proceeds from issuance of common stock	49	393	1,431
Repurchase of common stock	(175)	(240)	(263)

Net cash provided by (used in) financing activities	20,786	(9,103)	26,147

Net increase (decrease) in cash and cash equivalents	15,020	(9,494)	21,256
Cash and cash equivalents at beginning of year	17,708	32,728	23,234

Cash and cash equivalents at end of year	$32,728	$23,234	$44,490

Supplemental cash flow disclosure:
Interest paid	$1,138	$1,579	$1,453

Income taxes paid, net of refunds	$306	$71	$1,470

Supplemental disclosure of noncash investing activities:
Short-term security investment received as consideration for account receivable	$9,520	$—	$—

Return of common stock from former stockholder in settlement of software arrangement	$—	$2,083	$—

See accompanying notes.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Motive, Inc., along with its wholly-owned subsidiaries (collectively, the “Company” or “Motive”), is a leading supplier of management software for networked services. Motive’s products build intelligent automation into networked services to expedite or eliminate various management tasks that both businesses and end-users must undertake in order to launch, maintain or update the services. The Company was incorporated in Delaware on April 25, 1997 and currently markets its products and services throughout the Americas, Europe and Asia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Initial Public Offering

The Securities and Exchange Commission (“SEC”) declared the Company’s registration statement effective on June 24, 2004, which it filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of its common stock. On June 30, 2004, the Company completed its initial public offering in which it sold 5,000,000 shares of its common stock for $10 per share, for an aggregate public offering price of $50 million. Of this total, the Company applied approximately $3.5 million to underwriting discounts and commissions; $2.7 million to related costs; $12.5 million to pay in full its senior subordinated promissory notes; and $6.0 million to pay in full its outstanding term loans. As a result, the Company retained approximately $25.3 million of the offering proceeds, which it intends to use for working capital and general corporate purposes.

3. Summary of Significant Accounting Policies

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period end exchange rates, and income statement items are translated at average exchange rates prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income (expense) in the Consolidated Statements of Operations. Gains from foreign currency denominated transactions amounted to $124,000, $153,000 and $666,000 for the years ended December 31, 2002, 2003, and 2004, respectively and are included in other income (expenses), net in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Cash, Cash Equivalents and Investments

Cash equivalents consist of cash deposits and investment securities with original maturities of three months or less when purchased. Short-term investments consist of marketable securities, excluding cash equivalents, that have remaining maturities of less than one year from the respective balance sheet date. Investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains or losses

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

included in other comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Realized gains and losses are computed based on the specific identification method and were not material for the years presented. Mutual fund securities, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Balance Sheets as short-term investments for the year ended December 31, 2003. Cash and cash equivalents for 2003 decreased by $5.2 million while short-term investments increased by the same amount.

Short-term investments consist of the following (in thousands):

	December 31, 2003
	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Mutual funds	$5,199	$—	$5,199

	$5,199	$—	$5,199

	December 31, 2004
	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial paper	$2,673	$—	$2,673
U.S. Government agencies	7,374	1	7,375
U.S. Treasury notes	1,486	1	1,487
Mutual funds	13,462	(273)	13,189

	$24,995	$(271)	$24,724

Fair values are based on quoted market prices.

The Company periodically analyzes its short-term investments for impairments considered to be other than temporary. In performing this analysis, the Company evaluates whether general market conditions or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized an impairment charge of $9.5 million during 2002 with respect to shares of Peregrine that had been received in connection with a software arrangement. In August 2002, the Company received $1.6 million in cash from CIBC pursuant to the termination and settlement of an agreement in connection with the attempted sales of a portion of the Peregrine shares. The Company recorded the receipt of such cash as a recovery of impairment on investment. Under this agreement, we received cash payments of $4.0 million and $1.25 million in 2003 and 2004, respectively. These amounts were recorded in other income in both periods.

Accounts Receivable

In the ordinary course of business, the Company extends credit to its customers. Accounts receivable are recorded at their outstanding principal balances, adjusted by the allowance for doubtful accounts.

In estimating the allowance for doubtful accounts, the Company considers the length of time receivables balances have been outstanding, historical write-off experience, current economic conditions and customer-

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. The following table summarizes the changes in allowance for doubtful accounts for trade receivables (in thousands):

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at end of Period
Year ended December 31, 2002	$438	$250	$—	$(130)	$558
Year ended December 31, 2003	558	—	118	—	676
Year ended December 31, 2004	676	127	—	(144)	659

Concentration of Credit Risks and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, short-term investments and account receivable. The Company’s cash and cash equivalents and short-term investments are placed with high-credit, quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Estimated credit losses are provided for in the financial statements and historically have been within management’s expectations.

Sales to individual customers constituting 10% or more of total revenue for each year were as follows:

	2002	2003	2004
Customer No. 1	19%	—%	—%
Customer No. 2	—%	11%	—%

Five of the Company’s customers at December 31, 2002, five of its customers at December 31, 2003 and two of its customers at December 31, 2004 each accounted for more than 10% of its accounts receivable balance. Collectively, these customers represented approximately 82% of the December 31, 2002 accounts receivable balance, 67% of the December 31, 2003 accounts receivable balance and 54% of the December 31, 2004 accounts receivable balance.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and payables, accrued expenses and notes payable, approximate their respective fair values. The values of the Company’s debt instruments approximate their carrying values based on rates available to the Company at the respective balance sheet date.

Restricted Cash

Restricted cash relates to the minimum cash balance the Company was required to maintain with a bank in connection with its term loans and line of credit (see Note 6). This restriction was removed during 2004.

Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvements.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Acquisitions

All of the Company’s business combinations have been accounted for under the purchase method of accounting. The results of operations of the acquired business have been included in the accompanying financial statements from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

Goodwill and Other Intangible Assets

In January 2003, the Company acquired BroadJump, Inc. and recorded certain intangibles, including acquired technology, customer contractual relationships, order backlog and non-competition agreements. Amounts allocated to acquired technology, customer contractual relationships, and order backlog, are being amortized over the respective assets’ estimated useful lives of four to five years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three years using the straight line method. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Goodwill and other intangible assets consist of the following (in thousands):

	December 31,
	2003	2004
Goodwill	$59,143	$56,409

Acquired Technology:
Acquired Technology	$9,351	$9,351
Accumulated amortization	(448)	(1,364)

	$8,903	$7,987

Other Intangibles:
Customer contractual relationships	$7,255	$7,255
Order backlog	920	920
Patented technologies	500	500
Trade secrets and other technology	500	500
Non-competition agreements	4,800	4,800
Accumulated amortization	(2,382)	(5,561)

	$11,593	$8,414

During 2004, the Company reduced goodwill in connection with the BroadJump acquisition by adjusting its facility lease commitment to offset the remaining lease liability by estimated sublease income resulting in a net reduction of $2.3 million. The Company continues to pursue strategies to dispose of excess office space through subleasing and/or early termination negotiations where possible. Estimated annual amortization expense of acquired technology and other intangible assets for calendar years 2005, 2006, 2007 and 2008 is $4,809,000, $5,255,000, $6,082,000 and $255,000, respectively.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company assesses whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, the Company measures that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles would be impaired.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for 2002, 2003 and 2004 were $55,000, $174,000 and $66,000, respectively.

Stock-Based Compensation

The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company makes disclosures regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. The Company has calculated the fair value of options granted and has determined the pro forma impact on net income (loss). The Company uses an accelerated method of amortization for both book and pro forma stock-based compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

For the purpose of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is expensed over the options’ vesting periods. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net income (loss) as reported	$(10,514)	$(1,210)	$427
Total stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	2,081	1,190	2,335
Total stock-based compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,246)	(2,159)	(4,334)

Pro forma net loss	$(10,679)	$(2,179)	$(1,572)

Pro forma net loss per share, basic and diluted	$(1.98)	$(0.22)	$(0.09)

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, the Company applies the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, to its managed services software transactions.

License fees revenue is comprised of fees for term and perpetual licenses of the Company’s software. To date, the Company has not entered into an arrangement solely for the license of products and, therefore, the Company has not demonstrated vendor specific objective evidence (“VSOE”) of fair value for the license element. The Company recognizes revenue for the fees associated with both perpetual and term licenses using the residual method in accordance with SOP 98-9 regardless of any separate prices stated within the contract for each element. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. Therefore, if and when the Company offers discounts on professional services or other elements, those discounts are applied to the license portion of the arrangement. License fees revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled obligations remain, the fee is fixed or determinable and collectibility is probable.

If the fee for the license has any payment terms that are in excess of the Company’s normal payment terms, the fee is considered to not be fixed or determinable. In this scenario, the amount of revenue recognized is limited to the amount currently due from the customer. In such arrangements, license fees are recognized as license fees revenue as the related amounts become due. Because each such arrangement is individually negotiated, the payment schedule and resulting revenue recognition associated with each arrangement can vary.

If an arrangement includes a right of acceptance or a right to cancel, revenue is recognized when acceptance is received or the right to cancel has expired.

License fees revenue from arrangements with resellers involving nonrefundable fixed minimum license fees are recognized when payment becomes due from the reseller and delivery of the product has occurred, assuming no significant vendor obligations remain. Royalties related to such reseller arrangements in excess of the fixed minimum amounts are recognized as revenue when such amounts are reported to the Company.

Services revenue is comprised of revenue from professional services, such as consulting services, maintenance and support, and hosting and managed software services. Consulting services include a range of services including installation, implementation and building of non-complex interfaces for the customer’s specific application. Maintenance and support agreements provide for technical support of the Company’s software products and include the right to unspecified product upgrades on an if-and-when available basis. Hosting and managed software services involve remote management of solutions for which the Company receives fees. Generally, the Company has determined that the service elements of its software arrangements are not essential to the functionality of the software. The Company has also determined that its professional services (1) are available from other vendors, (2) do not involve a significant degree of risk or unique acceptance criteria, and (3) qualify for separate accounting as the Company has sufficient experience in providing such services.

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting and training services and annual subscription fees for pre-packaged technical support services which the Company has charged in stand-alone contracts for services. For both perpetual and term licensing arrangements, in

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

accordance with paragraph 57 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer has paid or will be required to pay when maintenance is sold separately. VSOE of fair value for maintenance contracts is based upon the Company’s pricing practice that maintenance renewal rates are based upon a percentage of the quoted license fees in the related contract. Each contract typically offers additional renewal periods at a stated price or rate. Consulting and training services are recognized as services revenue as the related consulting or training services are performed and payments become due. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Hosting and managed software services revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from one month to one year.

In January 2003, the Company acquired deferred revenue with a fair market value of approximately $40.1 million as a result of the BroadJump acquisition. The acquired deferred revenue relates to the remaining contractual obligations under the BroadJump customer software arrangements such as continuing onsite support, maintenance, hosting and customer directed enhancements. The Company views customer care as a vital component of the software arrangements. BroadJump, and now the Company, have committed to providing dedicated resources to ensure customer satisfaction and obtain customer input on future product roadmaps. The amount recorded as deferred revenue represents the estimated fair value of future legal performance obligations as described in EITF No. 01-3, based on risk-adjusted cash flows and historical costs expended.

This deferred revenue is being recognized ratably as services revenue acquired in business combinations on the accompanying statements of operations over the remaining life of the individual software arrangements. Therefore, the corresponding revenue will continue to decline on a quarterly basis through 2006 when the remaining contractual obligations under the BroadJump software arrangements expire. The following table summarizes how this revenue will be recognized in each calendar quarter of 2005 and 2006 (in millions):

	Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2005	$1.3	$1.0	$0.9	$0.9
2006	0.9	0.9	0.6	0.3

Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

Research and Development

Research and development costs are expensed in the period incurred. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2004, all of the Company’s software development costs have been expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock and common stock subject to repurchase from the calculation of diluted loss per common share for the years ended December 31, 2002 and 2003 because all such securities are antidilutive for those periods. As a result, the Company’s basic and diluted loss per share are identical for the years ended December 31, 2002 and 2003. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 7,011,743 and 13,699,204 for the years ended December 31, 2002 and 2003, respectively. For the year ended December 31, 2004, options to purchase an average of 207,905 shares were considered anti-dilutive because the options’ average exercise price was greater than the average fair market value of the Company’s common stock for the year then ended.

Under the provision of Staff Accounting Bulletin (“SAB”) No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Net income (loss) available to common stockholders	$(10,514)	$(1,210)	$427

Denominator:
Weighted-average common shares outstanding	5,713	9,892	18,014
Less: Common shares subject to repurchase	(316)	(60)	(42)

Total weighted average common shares used in computing basic earnings (loss) per share	5,397	9,832	17,972
Effect of dilutive securities:
Common shares subject to repurchase	—	—	42
Preferred stock	—	—	4,977
Stock options	—	—	241
Warrants	—	—	1,668

Total weighted average common shares used in computing diluted earnings (loss) per share	5,397	9,832	24,900

Earnings (loss) per share:
Basic	$(1.95)	$(0.12)	$0.02

Diluted	$(1.95)	$(0.12)	$0.02

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Comprehensive Loss

Comprehensive loss includes net income (loss) and other comprehensive income (loss) and is presented in the Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit). SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive loss and its components in the financial statements. Accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheets and consisted of the following (in thousands):

	December 31,
	2003	2004
Foreign currency translation	$(181)	$(453)

Unrealized loss on short-term investments	—	(271)

	$(181)	$(724)

Segments

The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and considers its business activities to constitute a single business segment, service management software.

Product Warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically such costs have not been significant.

Software License Indemnifications

FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that the Company recognize the fair value for certain guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. When the Company determines that a loss is probable, the estimable loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify customers of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company records resulting costs as incurred and historically such costs have not been significant. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 and prior years presented to reflect the impact of expensing share-based payments under SFAS 123R. The

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Company has not yet determined which fair-value method and transitional provision it will follow. However, it expects that the adoption of SFAS 123R will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123R will impact its overall financial position.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net loss. The Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statement of Cash Flows for the year ended December 31, 2003 include the reclassification of mutual fund securities from cash and cash equivalents to short-term investments.

4. Property and Equipment

Property and equipment, which includes purchased software for internal use, is comprised of the following (in thousands):

	December 31,
	2003	2004
Computer software	$1,202	$1,133
Computer equipment	5,633	6,750
Furniture and fixtures	4,149	4,287
Leasehold improvements	2,059	2,097

	13,043	14,267
Less: Accumulated depreciation and amortization	(6,035)	(7,417)

	$7,008	$6,850

5. Accrued Liabilities

Accrued liabilities is comprised of the following (in thousands):

	December 31,
	2003	2004
Accrued commissions	$5,951	$1,258
Accrued exit costs associated with BroadJump acquisition	7,085	2,766
Other	4,648	3,258

	$17,684	$7,282

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. Long-term Debt and Subordinated Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2003	2004
$4,000,000 term loan from a bank to finance the acquisition of property and equipment – outstanding principal balance at December 1, 2001 becomes payable in equal monthly installments beginning in January 2002 and maturing in December 2003 with the remaining principal draws outstanding at June 1, 2002 becoming payable in equal monthly installments beginning in July 2002 and maturing in June 2004. Bears interest at prime + 2.5% (6.5% at December 31, 2003) respectively)	$121	$—
$1,500,000 term loan from a bank to finance the acquisition of property and equipment – outstanding principal balance at March 1, 2003 becomes payable in equal monthly installments beginning in March 2003 and maturing in February 2005 with the remaining principal draws outstanding at September 1, 2003 becoming payable in equal monthly installments beginning in September 2003 and maturing in August 2005. Bears interest at prime + 2.5% (6.5% at December 31, 2003)	183	—
10,000,000 multi-draw term loan to finance working capital requirements – outstanding principal balance payable in equal monthly installments beginning in January 2005 and maturing December 2007. Bears interest at prime + 3% (7.0% at December 31, 2003)	6,000	—
Bank line of credit of $15,000,000 to finance working capital requirements – outstanding principal balance becomes due and payable in June 2004. Bears interest at prime + 2% (6.0% at December 31, 2003)	—	—
Bank line of credit of $25,000,000 to finance working capital requirements – outstanding principal balance becomes due and payable in equal monthly installments beginning December 2006 and maturing in November 2009. Bears interest at greater of prime or 4.5% (5.25% at December 31, 2004)	—	—

	6,304	—
Less current portion	(278)	—

Long-term portion	$6,026	$—

Available for future borrowings under term loans and lines of credit	$12,900	$25,000

Borrowings on the $15,000,000 line of credit were subject to a borrowing base limitation of 80% of eligible accounts receivable. All borrowings were secured by substantially all of the Company’s assets. These term loans and the line of credit contained certain financial covenants and restrictions as to various matters including the Company’s ability to pay dividends and effect mergers or acquisitions without the bank’s prior approval. This line of credit with the bank expired in June 2004. No amounts were due under this line of credit at December 31, 2003 or at the date of expiration.

On December 6, 2004, the Company entered into a Loan and Security Agreement (Loan Agreement) with a bank, pursuant to which the bank is providing the Company with a revolving credit facility of $25 million. The lending commitments under the line of credit are scheduled to terminate on December 6, 2006. The Loan Agreement contains various covenants which, among other things, require the Company to maintain a ratio of (a) cash equivalents at the Bank plus 70% of gross accounts receivable divided by (b) the aggregate balance of any obligations owing from the Company to the Bank of not less than 1.5 to 1. The Company must also maintain its primary operating accounts with the Bank, and invest with the Bank at least 50% of all amounts held by the

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Company in investment accounts. If the Company’s cash equivalents fall below $40 million, or upon an uncured event of default under the Loan Agreement, the Company will grant to the Bank a first priority security interest in all of its assets. Additionally, the Loan Agreement includes various covenants which, among other things, impose limitations on the Company’s disposition of assets, changes in control of the Company, mergers and acquisitions, additional indebtedness, liens, distributions and investments, and transactions with affiliates. There were no amounts outstanding under this loan as of December 31, 2004.

In October 2002, the Company issued senior subordinated promissory notes in the aggregate principal amount of $12,500,000, bearing interest at 11% annually, to certain of its stockholders. The senior subordinated promissory notes are recorded on the accompanying balance sheet net of issuance costs of approximately $85,000 and discount resulting from issuance of warrants (See Note 9). In June 2004, the Company repaid these notes in full using proceeds from its initial public offering. The Company allocated the remaining debt discount of approximately $1.5 million to interest expense.

Total interest expense incurred during the years ended December 31, 2002, 2003 and 2004 was approximately $1,557,000, $2,533,000 and $3,042,000, respectively.

7. Income Taxes

Details of the income tax provision attributable to continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Income tax provision:
Current:
Federal	$—	$—	$—
Foreign	403	1,705	1,327
State	—	—	—

Total Current	403	1,705	1,327

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Total Deferred	—	—	—

Total Provision	$403	$1,705	$1.327

The Company’s provision for income taxes includes withholdings on income generated in foreign countries. Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $492,000 at December 31, 2004, as such earnings have been permanently reinvested in the business.

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $101,937,000, a research and development credit carryforward of approximately $4,005,000, and a foreign tax credit carryforward of approximately $2,838,000. The net operating loss and research and development credit carryforwards will expire beginning in 2012, if not utilized. The foreign tax credit carryforward will begin to expire in varying amounts between 2011 and 2014, if not utilized.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2002	2003	2004
Deferred tax liabilities:
Depreciable assets	$—	$—	$(574)
Acquired intangibles	(78)	(7,583)	(6,068)

Total deferred tax liabilities	(78)	(7,583)	(6,642)

Deferred tax assets:
Net operating loss carryforwards	21,671	32,743	37,717
Research and development credit carryforwards	1,606	2,605	4,005
Foreign tax credit carryforwards	265	1,742	2,838
Deferred revenue	1,088	5,879	1,947
Accrued expenses	1,280	6,098	1,816
Depreciable assets	42	156	—
Stock compensation	722	701	1,468

Total deferred tax assets	26,674	49,924	49,791
Valuation allowance for net deferred tax asset	(26,596)	(42,341)	(43,149)

Net deferred tax assets	78	7,583	6,642

Net deferred taxes	$—	$—	$—

The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. During the years ended December 31, 2002, 2003 and 2004, the valuation allowance increased by approximately $1,612,000, $6,590,000 and $808,000, respectively, due to operations.

As of December 31, 2003 and 2004, the valuation allowance includes approximately $9,155,000 related to the acquisition of BroadJump, Inc.’s net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, next other non-current intangible assets of the acquired entity, and then become a benefit to income taxes.

The exercise of certain Company stock options results in compensation which is includable in the taxable income of the exercising option holder and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the exercised stock options and, in accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes; however, the related tax benefits are recorded as an increase to additional paid-in capital when realized.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	2002	2003	2004
Federal statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(1.1)	10.9	1.5
Permanent items	15.1	25.8	7.5
Stock compensation	7.0	81.7	—
Research and development and foreign tax credit	(4.8)	(500.2)	(142.2)
Deferred tax assets not previously benefited	18.9	392.9	123.4
Effect of foreign operations	2.9	299.3	51.5

	4.0%	344.4%	75.7%

8. Commitments and Contingencies

The Company leases its facilities and sales offices under various operating lease agreements which expire through 2012. Rental expense was approximately $3,709,000, $4,265,000 and $4,441,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Rent expense is recognized on a straight-line basis over the life of the lease.

Future minimum payments as of December 31, 2004 under lease obligations, including operating lease commitments for all vacated properties, and any related sublease income,are as follow (in thousands):

	Operating Leases	Sublease Income
2005	$4,710	$960
2006	4,207	1,060
2007	2,332	89
2008	2,112	—
2009	2,112	—
Thereafter	6,335	—

Total minimum lease payments	$21,808	—

Total minimum sublease rentals		$2,109

United Parcel Service General Services Co. (“UPS”) has alleged that the Company has breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which the Company agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. UPS is seeking a refund of fees totaling $5,181,670. The terms of the License Agreement call for binding arbitration to resolve any dispute between the parties. UPS has served the Company with a demand for arbitration, the arbitration process is in its discovery phase, and a date for the arbitration has been set for July of 2005. The Company believes that it has valid defenses to the claims of UPS and intends to defend the matter vigorously, although the Company cannot predict its final outcome; accordingly, no amounts have been accrued for this matter at this time.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. Stockholders’ Equity

Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2 and F-3 Redeemable Convertible Preferred Stock

Prior to its initial public offering in June of 2004, the Company had authorized classes of Preferred Stock up to a maximum of 47,000,000 shares. As of June 2004, the Company had authorized 7,925,472 shares of Series A Redeemable Convertible Preferred Stock, $.001 par value, (“Series A”), 3,225,639 shares of Series B Redeemable Convertible Preferred Stock, $.001 par value, (“Series B”), 2,550,000 shares of Series C Redeemable Convertible Preferred Stock, $.001 par value, (“Series C”), 2,067,000 shares of Series D-1 Redeemable Convertible Preferred Stock, $.001 par value, (“Series D-1”), 2,600,000 shares of Series D-2 Redeemable Convertible Preferred Stock, $.001 par value, (“Series D-2”), 280,000 shares of Series D-3 Redeemable Convertible Preferred Stock, $.001 par value, (“Series D-3”), 4,500,000 shares of Series E-1 Redeemable Convertible Preferred Stock, $.001 par value, (“Series E-1”), 3,000,000 shares of Series E-2 Redeemable Convertible Preferred Stock, $.001 par value, (“Series E-2”), 7,230,000 shares of Series F-1 Redeemable Convertible Preferred Stock, $.001 par value, (“Series F-1”), 6,230,000 shares of Series F-2 Redeemable Convertible Preferred Stock, $.001 par value, (“Series F-2”), and 4,325,000 shares of Series F-3 Redeemable Convertible Preferred Stock, $.001 par value, (“Series F-3”).

On June 6, 1997, the Company issued 7,925,472 shares of Series A to fund its initial operations. The stock was issued for $4,749,999 cash and is presented in the accompanying balance sheets, net of related offering expenses of $17,410. On July 15, 1998, the Company issued 3,206,493 shares of Series B to fund continued research and development. The stock was issued for $10,047,002 cash and is presented in the accompanying balance sheets, net of related offering expenses of $29,501. On June 24, 1999, the Company issued 2,486,639 shares of Series C to fund expansion of the Company’s sales and marketing efforts. The stock was issued for $16,444,950 cash and is presented in the accompanying balance sheets, net of related offering expenses of $40,000. On January 28, 2000, the Company issued 2,066,309 shares of Series D-1, 2,524,458 shares of Series D-2 and 186,210 shares of Series D-3 in conjunction with the acquisition of Ventix Systems Inc. The acquisition was accounted for using the purchase method of accounting. The Series D-1 and D-2 shares were valued at $4.627 per share and the Series D-3 shares were valued at $6.04 per share, a total value of $22,366,187. On November 2, 2001, the Company issued 2,779,405 shares of Series E-1 and 2,396,034 shares of Series E-2 in conjunction with the acquisition of certain of the assets of Question Technologies, Inc. The acquisition was accounted for using the purchase method of accounting. The Series E-1 and E-2 shares were valued at $3.00 per share, a total value of $15,526,317. On January 17, 2003, the Company issued 7,227,896 shares of Series F-1, 6,226,880 shares of Series F-2 and 4,304,237 shares of Series F-3 in conjunction with the acquisition of BroadJump, Inc. The acquisition was accounted for using the purchase method of accounting. The Series F-1 shares were valued at $1.25 per share, the Series F-2 shares were valued at $3.236 per share, and the Series F-3 shares were valued at $5.038 per share, a total value of $50,869,800.

Each share of Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3 was convertible upon issuance, at the option of the holder, based on a one for one conversion ratio equal to the original issue price of such share, subject to adjustment for dilution. Each share of Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3 automatically converted into the number of shares of Common Stock into which such shares were convertible at the then effective conversion ratio upon: (i) the closing of a public offering of Common Stock at a per share price of at least $5.53 per share with gross proceeds of at least $25,000,000, (ii) the date specified by written consent or agreement of the holders of two-thirds of the then outstanding shares of Preferred Stock voting together as a single class, or (iii) the date specified by written consent or agreement of two-thirds of the then outstanding stockholders of Series A, with respect to conversion of Series A, and the date specified by written consent or agreement of seventy-five percent of the then outstanding stockholders of Series B, Series C, Series D-1, Series D-2, Series D-3, Series E-1, Series E-2, Series F-1, Series F-2, and Series F-3 with respect to conversion

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

of Series B, Series C, Series D-1, Series D-2, Series D-3, Series E-1, Series E-2, Series F-1, Series F-2, and Series F-3. Accordingly, the Company had reserved 41,288,033 shares of Common Stock for the conversion of Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3.

Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3 were redeemable any time after June 24, 2006 (the “Redemption Commencement Date”), after the receipt by the Company of a written request from the holders of not less than two-thirds of the then outstanding shares of Series A or seventy-five percent of the Series B, Series C, Series D-1, Series D-2, Series D-3, Series E-1, Series E-2, Series F-1, Series F-2, and Series F-3, as the case may be. Shares were redeemable in three (3) annual installments at a rate of $0.599 per share, $3.13 per share, $6.61 per share, $1.61 per share, $4.00 per share, $6.04 per share, $4.591 per share, $4.591 per share, $0.692 per share, $3.236 per share, and $5.038 per share for Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3, respectively, plus an imputed dividend of 7% per annum. Imputed dividends accrued from the Redemption Commencement Date to the applicable redemption date. Declared but unpaid dividends were due upon redemption.

The holders of the Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3 were entitled to participate in dividends on Common Stock, when and if declared by the Board of Directors, based on the greater of the per annum rate of $0.042, $0.219, $0.529, $0.113, $0.28, $0.423, $0.321, $0.321, $0.048, $0.227, and $0.353 for Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3, respectively, or the amount equal to dividends paid on any other outstanding shares of the Company. The dividends were noncumulative.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3 holders were entitled to receive an amount of $0.599, $3.13, $6.61, $1.61, $4.00, $6.04, $4.591, $4.591, $0.692, $3.236, and $5.038, respectively, per share, plus any declared but unpaid dividends, prior to and in preference to any distribution to the holders of Common Stock. In addition to the events above, if consideration other than cash was received by the Company, the value of such consideration was deemed its fair market value on a pro-rata basis. If the Company’s legally available assets were insufficient to satisfy the liquidation preferences, funds and assets would have been distributed ratably in proportion to the liquidation preference of the Series A, B, C, D-1, D-2, D-3, E-1, E-2, F-1, F-2, and F-3.

Each share of preferred stock had voting rights equal to the number of shares of common stock into which it was convertible.

In connection with the Company’s initial public offering in June 2004, all series of its redeemable convertible preferred stock, representing a total of 10,322,056 preferred shares, were automatically converted to common stock on a one-for-one conversion ratio.

Stock Options and Warrants Issued to Nonemployees

In conjunction with the bank debt facilities executed during 2001, the Company issued a warrant to issue up to 50,000 shares of Common Stock to a bank for an exercise price of $16.00 per share. The warrant expired at the earlier of June 1, 2008 or the completion of an initial public offering. The Company has assigned a value of $297,000, which was deemed to be fair value, to this warrant, which was amortized to interest expense over the 18 month life of the line of credit. In conjunction with the bank debt facilities executed during 2002, the Company issued a warrant to a bank to issue up to 62,500 shares of Common Stock for an exercise price of $12.00 per share, a warrant to a bank to issue up to 6,250 shares of Common Stock for an exercise price of $5.00 per share, and a warrant to a bank to issue up to 37,500 shares of Common Stock for an exercise price of $5.00

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

per share. These warrants expired at the earlier of March 22, 2007, August 30, 2007, and September 12, 2007, respectively, or the completion of an initial public offering. The Company assigned values of $280,000, $19,000, and $114,000 respectively, to these warrants. These respective amounts were deemed to be fair value and were amortized to interest expense over the respective lives of the bank debt facilities. In June 2004, the bank exercised the two warrants that were priced at $5.00 per share and allowed the others to expire in connection with the initial public offering.

In connection with the senior subordinated promissory notes issued in October 2002, the Company issued warrants to purchase 450,664 shares of common stock at an exercise price of $0.004 per share. The warrants expire on October 11, 2012. The Company valued the warrants at $2,252,000 using the Black-Scholes valuation method using zero dividend yield, expected volatility of 1.18, risk-free interest rate of 1.83%, and expected life of 10 years. The warrant value was recorded as a discount to the related subordinated debt and an increase in paid-in capital. The discount was being amortized over the life of the notes to interest expense. During the years ended December 31, 2002, 2003 and 2004, approximately $113,000, $450,000 and $225,000, respectively, was amortized to interest expense. In June 2004, the notes were paid off in full and the remaining discount of $1,464,000 was charged to interest expense.

In connection with a Corporate Partnering and OEM Software License Agreement entered into in June 2003, the Company issued warrants to purchase 125,000 shares of common stock at an exercise price of $10.00 per share. The warrants expire on August 11, 2008. The Company valued the warrants at $391,000 using the Black-Scholes valuation method using zero dividend yield, expected volatility of 0.95, risk-free rate interest rate of 2.7%, and expected life of 5 years. The warrant value has been recorded as a decrease in revenue for the year ended December 31, 2003 from the related License Agreement and an increase in paid-in capital.

In connection with the Warrant Agreements entered into as of October 28, 2003 with 27 of its stockholders, the Company issued warrants to purchase 4,763 shares of common stock at an exercise price of $5.00 per share. These warrants will expire on June 25, 2005. The Company valued the warrants at approximately $4,800 using the Black-Scholes valuation method using zero dividend yield, expected volatility of 0.75, risk-free interest rate of 2.7%, and expected life of 6 months. As of December 31, 2004, 2,262 of the warrants have been exercised and 2,501 remain outstanding.

Common Stock and Stock Plans

The Company has established three stock plans: (1) the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”); (2) the 2004 Equity Incentive Plan (the “2004 Plan”); and (3) the Employee Stock Purchase Plan (the “ESPP”). The 1997 Plan and the 2004 Plan are collectively referred to as “the Plans”. All of these plans have been approved by the Company’s Board of Directors and stockholders.

The Company’s 1997 Plan, provided for grants of incentive stock options or nonqualified options to employees, officers and directors and consultants of the Company. Options under the 1997 Plan were available to be granted at prices less than, equal to, or greater than the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided that the exercise price of any incentive stock options granted to a participant who owned more than 10% of the voting power of all classes of the Company’s outstanding capital stock was equal to at least 110% of the fair market value of the Common Stock on the date of grant. The maximum term of options granted under the 1997 Plan was ten years from the date of grant (five years in the case of a participant who owned more than 10% of the voting power of all classes of the Company’s outstanding capital stock). Options under the 1997 Plan generally vest 20% on the first anniversary date from the date of grant and 5% quarterly thereafter. Options under the 1997 Plan were exercisable immediately and subject to

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

repurchase at the original exercise price, until fully vested. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 2004 Plan. Options may not be granted from the 1997 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1997 Plan at December 31, 2004. Options that expire under the 1997 Plan will be available for future grants under the 2004 Plan.

Under the 2004 Plan, employees, non-employee members of the Board of Directors and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2005, the aggregate number of shares authorized under the 2004 Plan automatically increases by the lesser of (1) 4% of the total number of shares of common stock that are then outstanding; (2) 1.25 million shares; or (3) a lesser number determined by the Company’s Board of Directors. At December 31, 2004, there were 4,375,134 shares authorized for issuance, including shares assumed from the 1997 Plan, of which 358,088 were available for future grant.

Under the ESPP, the Company has reserved 750,000 shares of common stock for issuance to participating employees. Under the terms of the ESPP, there are two six month offering periods per year. Employees may direct the Company to withhold up to 15% of their cash compensation to purchase the Company’s common stock. Each fiscal year, commencing with the year 2005, the number of shares reserved for issuance under the ESPP will be automatically increased by the lesser of (1) 2% of the total number of shares of common stock then outstanding; (2) 500,000 shares; or (3) a lesser amount determined by the Company’s Board of Directors. As of December 31, 2004, 22,349 shares were issued under the ESPP and 727,651 shares were available for future issuance.

In April 2000 the Company issued 416,667 shares of common stock to Peregrine Systems in exchange for a cash purchase price of $26.44 per share, which the Company deemed to equal the then current fair value of its common stock. In April 2000 the Company also entered into a customer relationship with Peregrine Systems, pursuant to which Peregrine Systems was obligated to pay the Company minimum license fees. In September 2002, Peregrine Systems declared Chapter 11 bankruptcy and as part of its Plan of Reorganization, approved in August 2003, and in partial satisfaction of amounts due to the Company in respect of the unpaid license fees, Peregrine Systems returned to the Company the 416,667 shares of Company common stock, which the Company retired.

As of December 31, 2004, the Company reserved shares of its common stock for the following purposes:

Employee Stock Purchase Plan	727,651
Stock options available for grant	358,088
Exercise of outstanding stock options	4,235,775
Exercise of outstanding warrants	127,501

Total reserved	5,449,015

In 2002, the Company recorded deferred stock compensation of $193,000 in conjunction with the acceleration of vesting periods for stock options granted to certain employees. This amount represents the difference between the deemed fair value of stock option grants for 65,781 shares of common stock on the date of grant, which ranged from $0.24 to $2.40 per share, and the deemed fair value of the Company’s common stock on the date of modification, $5.00 per share. In 2003, the Company recorded deferred stock compensation of $102,000 in conjunction with the acceleration of vesting periods for stock options granted to certain employees.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

This amount represents the difference between the deemed fair value of stock option grants for 22,197 shares of common stock on the date of grant, which ranged from $0.24 to $2.40 per share, and the deemed fair value of the Company’s common stock on the date of modification, $5.00 per share. In 2003 and 2004, the Company recorded deferred stock compensation of $4,782,000 and $192,500, respectively, in connection with stock options granted to employees and directors of the Company. This amount represents the difference between the exercise price of stock option grants for 2,601,187 and 48,064 shares of common stock, respectively, and the deemed fair value of the Company’s common stock at the time of such grants. The exercise prices of these shares ranged from $5.00 to $8.00 per share, and the deemed fair value ranged from $5.00 to $12.00 per share, respectively. The aforementioned amounts are being amortized over the vesting periods of the applicable options.

On June 15, 2001, the Company cancelled 133,720 stock options previously granted to those nonexecutive management employees who voluntarily participated in the Company’s stock option exchange program. In return, those employees who participated in the program were granted an aggregate of 86,256 new options on January 25, 2002, at least six months and a day subsequent to the cancellation date. The exercise price of these new options was equal to the fair market value of the Company’s common stock on the grant date. The program did not result in any additional compensation charges or variable plan accounting.

On July 27, 2001, the Company’s Board of Directors approved a resolution whereby certain executives were allowed to cancel 287,540 previously granted options and in return new options were granted at a Board of Directors meeting, which occurred at least six months and a day subsequent to the cancellation date. On January 31, 2002, the Company issued 118,750 stock options with an exercise price of $12.00 per share, which was equal to the fair market value of the Company’s common stock on the grant date, and issued 168,750 options with an exercise price of $3.00 per share. The Company recorded deferred stock compensation of $1,519,000 in connection with the grant of in-the-money options. This amount represents the difference between the exercise price of the stock option grants for 168,750 shares of common stock and the deemed fair value of the Company’s common stock at the time of the grants, which were $3.00 and $12.00, respectively. This amount is being amortized to compensation expense over the vesting period of the option.

On September 27, 2002, the Company cancelled 992,405 stock options previously granted to officers and employees who voluntarily participated in the Company’s stock option exchange program. In return, those employees who participated in the program were granted an aggregate of 852,668 new options on March 31, 2003, at least six months and a day subsequent to the cancellation date. The exercise price of these new options was equal to the fair market value of the Company’s common stock on the grant date. The program did not result in any additional compensation charges or variable plan accounting.

Pro forma information regarding net income (loss) is required by SFAS No. 123 as included in Note 3 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The impact of the pro forma results may not be representative of compensation expense in future years. Through December 31, 2002, the Company estimated the minimum value for employee stock options at the date of grant using the fair value option pricing model. Subsequent to that date, the Company used the Black-Scholes method to estimate the fair value of employee stock options.

In applying the minimum value option pricing model and the Black-Scholes method, the Company used the deemed fair value of the Company’s stock along with the following assumptions:

	2002	2003	2004
Risk free interest rate	3.5%	2.9%	3.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.001	0.750	0.750
Weighted average expected life of options (in years)	5	5	5

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of the changes in common stock options issued under the Plans are as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, January 1, 2002	1,212,399	$0.240–44.000	$15.284
Granted	909,001	3.000–12.000	7.616
Exercised	(11,888)	1.332–26.440	6.196
Surrendered	(1,294,467)	2.400–44.000	14.704

Options outstanding, December 31, 2002	815,045	0.240–44.000	7.784
Granted	2,601,187	5.000– 8.000	5.056
Exercised	(42,171)	1.332–16.000	4.812
Surrendered	(177,494)	2.400–44.000	8.068

Options outstanding, December 31, 2003	3,196,567	0.240–44.000	5.590
Granted	1,265,569	7.600–15.000	9.574
Exercised	(155,648)	0.240–12.000	4.273
Surrendered	(289,442)	3.733–44.000	7.485

Options outstanding, December 31, 2004	4,017,046	$0.240–44.000	$6.761

In conjunction with the Ventix acquisition in 2000, the Company assumed outstanding options to purchase up to 3,445 shares of common stock, not included above, with exercise prices ranging from $2.040 to $5.372 per share. As of December 31, 2004, options to purchase 838 shares of common stock with exercise prices ranging from $2.684 to $5.372 per share have been exercised, options to purchase 1,955 shares of common stock with exercise prices ranging from $2.040 to $5.372 per share have been surrendered and options to purchase 652 shares of common stock with exercise prices ranging from $2.040 to $5.372 per share remain outstanding.

In conjunction with the BroadJump acquisition in 2003, the Company assumed outstanding options to purchase up to 780,069 shares of common stock, not included above, with exercise prices ranging from $0.058 to $6.509 per share. As of December 31, 2004, options to purchase 230,091 shares of common stock with exercise prices ranging from $0.058 to $6.509 per share have been exercised, options to purchase 331,901 shares of common stock with exercise prices ranging from $0.289 to $6.509 per share have been surrendered and options to purchase 218,077 shares of common stock with exercise prices ranging from $0.289 to $4.733 per share remain outstanding.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarized information about options outstanding under the Plans at December 31, 2004:

Exercise Price	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable and Vested	Weighted Average Exercise Price
$0.240–$3.733	253,030	5.78	$2.387	227,717	$2.319
$5.000	2,223,606	5.47	5.000	829,718	5.000
$6.000–$8.000	208,612	5.41	7.776	128,901	7.642
$8.200	466,500	6.61	8.200	—	—
$8.600–$10.000	509,349	6.50	9.963	—	—
$10.100–$16.000	323,744	6.68	12.889	107,255	13.783
$18.364	9,804	7.08	18.364	9,804	18.364
$20.000	7,550	5.20	20.000	7,387	20.000
$26.440	13,964	5.57	26.440	12,282	26.440
$44.000	887	5.70	44.000	837	44.000

$0.240–$44.000	4,017,046	5.85	$6.760	1,323,901	$5.998

	Year Ended December 31,
	2002	2003	2004
Weighted-average deemed fair value of stock options granted during the year:
Exercise price equal to fair value of stock on date of grant	$1.36	$3.13	$9.64
Exercise price less than fair value of stock on date of grant	$9.48	$8.45	$8.00

In March 2004, the Company’s Board of Directors authorized a 4-for-1 reverse stock split for all common and preferred shares. All shares and per share amounts, including warrants and options for such shares, included in the accompanying consolidated financial statements and footnotes have been adjusted to give retroactive effect to the reverse stock split.

10. Related Party Note Receivable

At December 31, 2002, the Company had a full recourse note from an employee in the amount of $200,000. The note accrued interest at a rate of 6.00% and was paid in full in March 2003.

11. Employee Benefit Plan

During fiscal 1998, the Company established the Motive Communications, Inc. 401(k) Plan (“the 401(k) Plan”) for the benefit of substantially all employees. The Company is the administrator of the 401(k) Plan. To be eligible for the 401(k) Plan, employees must have reached the age of 21. Participants may elect to contribute up to 25% of their compensation to the 401(k) Plan. The Company may make discretionary matching contributions of a participant’s compensation as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company has not contributed to the 401(k) Plan to date.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. Acquisition of BroadJump, Inc.

Business Combination

In January 2003, the Company acquired 100% of BroadJump, Inc. in exchange for 9,557,977 shares of capital stock. The Company acquired BroadJump, a provider of solutions for broadband companies, to increase its presence in the broadband market. The following table presents the capital stock by class of security issued (in thousands except share information):

Class of security issued	Shares	Amount
Common Stock	4,303,588	$21,518
Series F-1 Redeemable Convertible Preferred Stock	1,806,974	9,035
Series F-2 Redeemable Convertible Preferred Stock	1,556,720	20,150
Series F-3 Redeemable Convertible Preferred Stock	1,076,060	21,685
Stock Options Exchanged	780,069	2,484
Warrants Exchanged	34,566	10

	9,557,977	$74,882

The Company accounted for the BroadJump acquisition using the purchase method of accounting and BroadJump has been included in the results of operations from the date of the acquisition. The following table presents the allocation of the purchase price which includes approximately $855,000 in acquisition costs and $4,800,000 paid for non-competition and non-solicitation agreements with certain BroadJump employees (in thousands):

Acquired technology	$9,351
Customer contractual relationships	7,255
Order backlog	920
Patented technologies	500
Trade secrets and other technologies	500
Deferred stock compensation	59
Non-competition and solicitation agreements	4,800
Goodwill (not deductible for income tax purposes)	50,210
Exit costs liability	(13,894)
Net fair value of tangible assets acquired and liabilities assumed, excluding exit costs liability	20,836

$80,537

Included in net fair value of intangible assets acquired and liabilities assumed, excluding exit costs liability, is approximately $51.7 million of cash and $40.1 million of deferred revenue.

Intangibles are being amortized over their estimated useful lives of three to five years.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Total exit costs of $13,894,000 were recorded in connection with the BroadJump acquisition. The following table summarizes activity for the exit costs included in accrued liabilities at December 31, 2003 and 2004 (in thousands):

	Facility Lease Commitments	Asset Impairments	Severance Related Costs	Contract Commitments	Total
Initial accrual at January 17, 2003	$8,811	$3,403	$1,457	$223	$13,894
Cash activity	(1,726)	—	(1,457)	(223)	(3,406)
Non cash activity	—	(3,403)	—	—	(3,403)

Balance at December 31, 2003	7,085	—	—	—	7,085
Cash activity	(2,028)	—	—	—	(2,028)
Non cash activity	(2,291)	—	—	—	(2,291)

Balance at December 31, 2004	$2,766	$—	$—	$—	$2,766

Exit costs associated with facility lease commitments relate to lease obligations for excess office space located in Austin, Texas that the Company has vacated under an approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating this leased facility, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company and its brokers. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. The maximum lease commitment of such vacated property is four years from the acquisition date. During 2004, the Company adjusted its facility lease commitments to offset the remaining lease liability by estimated sublease income of $2.3 million, which resulted in an associated reduction in goodwill. The Company continues to pursue strategies to dispose of excess office space through subleasing and/or early termination negotiations where possible. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Asset impairment charges relate to fixed assets and leasehold improvements. These fixed assets were impaired as a result of the Company’s decision to vacate the prior BroadJump office space and move its operations to the Company’s existing headquarters facility in Austin, Texas.

Severance and related costs include severance, payroll taxes and outplacement benefits for certain BroadJump employees impacted by the approved plan of termination. Approximately 75 BroadJump employees were severed from the professional services, sales, marketing, development and general and administrative organizations in all geographies.

Contract commitment exit costs relate to contractual commitments for building security and phone system maintenance.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with BroadJump for the years ended December 31, 2002 and 2003, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2002 or of future results of operations of the consolidated entities (in thousands, except per share data):

	Year Ended December 31,
	2002	2003
Revenue	$105,778	$94,123
Net loss	(15,539)	(3,760)
Basic and diluted loss per share	(1.60)	(0.38)

The pro forma amounts reflected above include amortization of acquired intangibles, except for goodwill and indefinite-lived intangibles, for the years ended December 31, 2002 and 2003.

Business Restructuring

During the first quarter of 2003, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and consolidate the operations of Motive and BroadJump. The Company recorded $1,422,000 in restructuring charges. Components of the business restructuring charge and the remaining restructuring accrual as of December 31, 2003 are as follows (in thousands):

	Asset Impairments	Severance Related Costs	Other	Total
Total restructuring charge recorded	$221	$946	$255	$1,422
Cash activity	—	(946)	(77)	(1,023)
Non cash activity	(221)	—	(178)	(399)

Balance at December 31, 2003	$—	$—	$—	$—

Asset impairments relate to the impairment of certain fixed assets. These fixed assets were impaired as a result of the Company’s decision to align its infrastructure with that of the newly acquired BroadJump as well as current and future headcount projections.

Severance and related costs and other restructuring costs include one-time termination benefits to involuntarily terminated employees for services previously rendered. The Company severed approximately 25 employees in positions throughout the professional services, sales, marketing, development and general and administrative organizations in all geographies.

MOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Segment Reporting

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations and total assets by geographic area follows (in thousands):

	Year ended December 31,
	2002	2003	2004
Revenue:
Americas:
United States	$42,527	$62,769	$49,334
Other	3,896	11,809	13,053

Total Americas	46,423	74,578	62,387
Europe	7,995	16,386	31,379
Asia Pacific	3,638	1,328	4,203

Total Revenue	$58,056	$92,292	$97,969

	December 31,
	2003	2004
Identifiable Assets:
Americas:
United States	$157,100	$172,441
Other	12	65

Total Americas	157,112	172,506
Europe	789	931
Asia Pacific	542	478

Total Assets	$158,443	$173,915

The table below presents information about the percentage of total revenues associated with each product category. The information below excludes revenue acquired in business combination.

	Year ended December 31,
	2002	2003	2004
Broadband	32%	64%	78%
Corporate Enterprise	68%	36%	22%