Form 10-Q
period 2005-03-31
MOTIVE INC
filed 2005-05-16
CIK 1112422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, there were 26,078,612 outstanding shares of the common stock of Motive, Inc.

MOTIVE, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2005

MOTIVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,078	$44,490
Short-term investments	30,282	24,724
Accounts receivable, net	18,866	18,823
Prepaid expenses and other current assets	3,692	3,104

Total current assets	92,918	91,141

Property and equipment, net	6,509	6,850
Goodwill	56,409	56,409
Acquired technology, net	7,656	7,987
Other intangibles, net	7,565	8,414
Other assets	2,744	3,114

Total assets	$173,801	$173,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,116	$6,547
Accrued liabilities	6,761	7,282
Deferred revenue	12,491	11,576

Total current liabilities	23,368	25,405
Deferred revenue	3,781	4,526

Total liabilities	27,149	29,931

Stockholders’ equity:
Common stock: $0.001 par value; 150,000,000 shares authorized; 26,078,612 shares issued and outstanding at March 31, 2005 (unaudited); 25,760,868 shares issued and outstanding at December 31, 2004	26	26
Additional paid-in capital	236,052	234,417
Deferred stock compensation	(1,423)	(1,796)
Accumulated comprehensive loss	(670)	(724)
Accumulated deficit	(87,333)	(87,939)

Total stockholders’ equity	146,652	143,984

Total liabilities and stockholders’ equity	$173,801	$173,915

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenue:
License fees	$14,068	$11,495
Services:
Services	9,235	7,755
Acquired in business combination	1,258	3,426

Total services revenue	10,493	11,181

Total revenue	24,561	22,676

Cost of revenue:
License fees	144	194
Amortization of acquired technology	331	214
Services	6,986	7,537

Total cost of revenue	7,461	7,945

Gross margin	17,100	14,731

Operating expenses:
Sales and marketing	8,320	7,555
Research and development	4,535	4,234
General and administrative	2,506	2,169
Amortization of intangibles	850	773
Amortization of deferred stock compensation (1)	338	851

Total operating expenses	16,549	15,582

Income (loss) from operations	551	(851)
Interest income (expense), net	289	(510)
Other income (expense), net	(72)	472

Income (loss) before income taxes	768	(889)
Provision for income taxes	162	681

Net income (loss)	$606	$(1,570)

Basic income (loss) per share	$0.02	$(0.16)

Diluted income (loss) per share	$0.02	$(0.16)

Shares used in computing basic income (loss) per share	25,955	9,755
Shares used in computing diluted income (loss) per share	27,440	9,755

(1)	If amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:

Cost of services revenue	$19	$53
Sales and marketing	142	320
Research and development	100	288
General and administrative	77	190

	$338	$851

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income (loss)	$606	$(1,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	859	911
Amortization of deferred stock compensation	338	851
Amortization and write-off of debt discount	—	116
Amortization of intangibles	1,181	987
Accretion of discount on short-term investments	(80)	—
Other noncash items	19	(5)
Changes in operating assets and liabilities	(3,031)	5,846

Net cash provided by (used in) operating activities	(108)	7,136

Cash flows from investing activities
Purchase of short-term investments	(5,437)	(8,040)
Restricted cash	—	15,000
Purchase of property and equipment	(523)	(397)

Net cash provided by (used in) investing activities	(5,960)	6,563

Cash flows from financing activities
Payments made on long-term debt	—	(99)
Proceeds from issuance of common stock	1,657	650
Repurchase of common stock	(1)	(197)

Net cash provided by financing activities	1,656	354

Net increase (decrease) in cash and cash equivalents	(4,412)	14,053
Cash and cash equivalents at beginning of period	44,490	23,234

Cash and cash equivalents at end of period	$40,078	$37,287

See accompanying notes

MOTIVE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Motive, Inc., along with its wholly-owned subsidiaries (collectively, the “Company” or “Motive”), is a leading supplier of management software for networked products and services. Motive’s products build intelligent automation into networked products and services to expedite or eliminate various management tasks that both businesses and end-users must undertake in order to launch, maintain or update the products and services. The Company was incorporated in Delaware on April 25, 1997 and currently markets its products and services throughout the Americas, Europe and Asia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 10-K filed with the SEC for the year ended December 31, 2004. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K filed with the SEC for the year ended December 31, 2004.

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

The SEC declared the Company’s registration statement effective on June 24, 2004, which was filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of the Company’s common stock. On June 30, 2004, The Company completed its initial public offering in which it sold 5,000,000 shares of its common stock for $10 per share, for an aggregate public offering price of $50 million. Of this total, approximately $3.5 million was applied to underwriting discounts and commissions; $2.6 million to related costs; $12.5 million to pay in full senior subordinated promissory notes; and $6.0 million to pay in full outstanding term loans. As a result, approximately $25.3 million of the offering proceeds was retained, which the Company intends to use for working capital and general corporate purposes.

3.	Stock-Based Compensation

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net income (loss) as reported	$606	$(1,570)
Total stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	338	851
Total stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(1,694)	(878)

Pro forma net loss	$(750)	$(1,597)

Pro forma net loss per share, basic	$(0.03)	$(0.16)

Pro forma net loss per share, diluted	$(0.03)	$(0.16)

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Goodwill	$56,409	$56,409

Acquired Technology:
Acquired technology	$9,351	$9,351
Accumulated amortization	(1,695)	(1,364)

	$7,656	$7,987

Other Intangibles:
Customer contractual relationships	$7,255	$7,255
Order backlog	920	920
Patented technologies	500	500
Trade secrets and other technology	500	500
Non-competition agreements	4,800	4,800
Accumulated amortization	(6,410)	(5,561)

	$7,565	$8,414

Estimated annual amortization expense of intangible assets for calendar years 2005, 2006, 2007 and 2008 is $4,809,000, $5,255,0000, $6,082,000 and $256,000, respectively.

5.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2004, the Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock and common stock subject to repurchase from the calculation of diluted loss per common share because all such securities were antidilutive for that period. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was 14,475,442 for the three months ended March 31, 2004. For the three months ended March 31, 2005, options to purchase an average of 618,631 shares were considered anti-dilutive because the options’ average exercise price was greater than the average fair value of the Company’s common stock for the quarter.

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Numerator:
Net income (loss)	$606	$(1,570)

Denominator:
Weighted-average common shares outstanding	25,977	9,808
Less: Common shares subject to repurchase	(22)	(53)

Total weighted average common shares used in computing basic earnings (loss) per share	25,955	9,755
Effect of dilutive securities:
Common shares subject to repurchase	22	—
Warrants	10	—
Stock options	1,453	—

Total weighted average common shares used in computing diluted earnings (loss) per share	27,440	9,755

Earnings (loss) per share:
Basic	$0.02	$(0.16)

Diluted	$0.02	$(0.16)

6.	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for years beginning after December 15, 2005 and allows, but does not require, companies to restate prior years presented to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. However, it expects that the adoption of SFAS 123R will have a significant impact on its results of operations. The Company does not expect that the adoption of SFAS 123R will impact its overall financial position.

7.	Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net loss. The Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2004 includes the reclassification of mutual fund securities from cash and cash equivalents to short-term investments.

8.	Debt

The Company has a $25 million revolving credit facility with a bank. There were no amounts outstanding under this loan as of December 31, 2004 or March 31, 2005. The Company is in compliance with all bank covenants.

In June 2004, the Company repaid in full its related party senior subordinated promissory notes in the aggregate principal amount of $12.5 million using proceeds from its initial public offering. The Company allocated the remaining debt discount of approximately $1.5 million to interest expense.

Total interest expense incurred during the three months ended March 31, 2005 and 2004 was approximately $27,000 and $596,000, respectively.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net income (loss)	$606	$(1,570)
Other comprehensive income (loss)
Change in unrealized loss on investments	40	—
Foreign currency translation adjustment	14	(71)

Total comprehensive income (loss)	$660	$(1,641)

10.	Income Taxes

The Company has incurred operating losses for all fiscal years from inception through December 31, 2003 and only had a small amount of income in 2004 and the first quarter of 2005. The provision for income taxes consists primarily of foreign income tax withholdings related to international sales as well as foreign income taxes on the earnings of our foreign subsidiaries. The Company has recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss, research and development, and foreign tax credit carryforwards, because of the uncertainty regarding their realization.

11.	Stockholders’ Equity

Redeemable Convertible Preferred Stock

In connection with the initial public offering in June 2004, all series of redeemable convertible preferred stock, representing a total of 10,322,056 preferred shares, were automatically converted to common stock based on a one-for-one conversion ratio.

Common Stock

In March 2004, the Board of Directors authorized a 4-for-1 reverse stock split for all common and preferred shares. All shares and per share amounts, including warrants and options for such shares, included in the accompanying consolidated condensed financial statements have been adjusted to give retroactive effect to the reverse stock split.

During the quarter ended March 31, 2005, 210,991 shares of common stock were issued upon exercise of employee stock options, 97 shares of common stock were issued upon exercise of warrants, 106,858 shares of common stock were purchased through the employee stock purchase plan and 202 outstanding shares of common stock were repurchased and retired.

12.	Acquisition of BroadJump, Inc.

In connection with the January 2003 acquisition of BroadJump, Inc, the Company accrued total exit costs of $13,894,000. The following table summarizes activity for the remaining exit costs included in accrued liabilities (in thousands):

Facility Lease Commitments
Balance at December 31, 2004	$2,766
Cash activity (unaudited)	(303)

Balance at March 31, 2005 (unaudited)	$2,463

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

13.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004, included in our Form 10-K filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risk Factors that May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risk Factors that May Affect Future Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our Form 10-K relating to year ended December 31, 2004, as well as our most recent reports on Form 8-K, as they may be amended from time to time.

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

To address these challenges, we intend to continue to invest to enhance our current products and services and to develop new products and services. We also intend to increase our services, sales and development resources, and to invest in the expansion of our operations outside North America, which represented 37% of our revenue in 2004, and 36% of our revenue during the first three months of 2005. We may seek to accomplish these expansions by acquiring businesses that possess products, technology or operations that are complementary to ours.

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

On June 30, 2004, we completed our initial public offering in which we sold 5 million shares of our common stock at $10 per share, for an aggregate public offering price of $50.0 million. Our sale of shares of common stock resulted in aggregate net proceeds of approximately $25.3 million. See Note 2 to the accompanying consolidated condensed financial statements for additional information.

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

Sources of Revenue

Through March 31, 2005, substantially all of our revenue was derived from licensing our product suite and providing related services. Customers pay us license fees for the right to use our products for a fixed-term or perpetual basis. In recent years, approximately 70% to 80% of the license agreements that we entered into were fixed-term as opposed to perpetual. The term of our licenses is typically three years. We price our license fees based on an expected volume of usage during the license term.

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

Excluding services revenue acquired in business combination, license fees revenue in recent years has typically represented 63% to 77% of total revenue and services revenue has typically represented 20% to 40% of total revenue.

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

The following table sets forth, for the periods indicated, our consolidated condensed statements of operations as a percentage of total revenue.

	Three Months Ended March 31,
	2005	2004
Revenue:
License fees	57%	51%
Services:
Services	38	34
Acquired in business combination	5	15

Total services revenue	43	49

Total revenue	100	100

Cost of revenue:
License fees	1	1
Amortization of acquired technology	1	1
Services	28	33

Total cost of revenue	30	35

Gross margin	70	65

Operating expenses:
Sales and marketing	34	33
Research and development	19	19
General and administrative	10	10
Amortization of intangibles	4	3
Amortization of deferred stock compensation	1	4

Total operating expenses	68	69

Income (loss) from operations	2	(4)
Interest income (expense), net	1	(2)
Other income, net	—	2

Income (loss) before income taxes	3	(4)
Provision for income taxes	1	3

Net income (loss)	2%	(7)%

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenue

Total revenue increased by $1.9 million from $22.7 million for the three months ended March 31, 2004 to $24.6 million for the three months ended March 31, 2005. The increase was primarily due to a $2.6 million increase in license fees revenue and an increase in services revenue of $1.5 million, partially offset by a $2.2 million decrease in services revenue acquired as a result of the BroadJump acquisition. The services revenue acquired as a result of the BroadJump acquisition will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Overview—Sources of Revenue”).

Revenue from North America remained constant at $15.6 million for the three months ended March 31, 2004 and 2005. Revenue from Europe and Asia Pacific increased by $1.9 million from $7.1 million for the three months ended March 31, 2004 to $9.0 million for the three months ended March 31, 2005. Revenue from outside North America represented 31% and 36% of our total revenue for the three months ended March 31, 2004 and 2005, respectively. The increase in revenue from outside North America is consistent with our focus on further expanding our European and Asia/Pacific operations. However, as a result of the application of our revenue recognition policies, the amount of revenue attributable to any customer, and thus the amount of revenue attributable to any specific geographic area, can vary significantly within any period. For more information about our international revenue and expansion plans, please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Although U.S. generally accepted accounting principles require us to report our revenue in terms of revenue from customers in the United States and revenue from customers outside the United States and we have done so elsewhere in this report (see “—Quantitative and Qualitative Disclosures About Market Risk”), we believe that it is more meaningful to view our business in terms of revenue from customers in North America and revenue from customers outside of North America.

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

In 2003 and 2004, broadband service providers comprised 64% and 78%, respectively, and corporate enterprises comprised 36% and 22%, respectively, of our total revenue (excluding revenue acquired in business combination). The decrease in revenue from corporate enterprises is primarily due to a decline in sales of our Remote Service Manager and Desktop Manager products, and we expect this trend to continue. However, we expect this decline will be partially offset by revenue from our new configuration application management products in 2005.

In order to increase the distribution of our products in geographies and to companies that we might otherwise not be able to reach, we intend to increase our use of systems integrators and software resellers to license and distribute our software. During the quarter ended March 31, 2005, we executed an agreement with a systems integrator, which permits distribution of the licensed software to a named customer, and potentially to other referred customers outside of North America that we mutually agree upon. On April 21, 2005 we executed an agreement with Alcatel, a leading supplier of DSL equipment. This agreement permits Alcatel to distribute a jointly developed software product that will enable the activation and management of the next generation of intelligent home gateways to enable voice, video and data service to the home.

License Fees. Revenue from license fees increased by $2.6 million from $11.5 million for the three months ended March 31, 2004 to $14.1 million for the three months ended March 31, 2005, representing 51% and 57%, respectively, of our total revenue. License fees revenue increased as a percentage of total revenue for the three months ended March 31, 2005 because license fees revenue increased by 22% from the first quarter in 2004 to the first quarter in 2005, while services revenue for this period decreased as a result of the declining revenue from the contracts acquired in the BroadJump acquisition in January 2003.

The increase in license fees revenue in absolute dollars was primarily due to a $2.5 million increase in license fees revenue from existing customers, from $7.6 million for the three months ended March 31, 2004 to $10.1 million for the three months ended March 31, 2005. Additionally, we experienced a $100,000 increase in license fees revenue from new customers, from $3.9 million for the three months ended March 31, 2004 to $4.0 million for the three months ended March 31, 2005. The increase in license fees revenue from existing customers was primarily due to revenue recognized from our arrangement with one of our systems integrators and revenue resulting from an amendment to the due date of an existing license agreement, partially offset by a decrease in revenue recognized on contracts entered into in previous periods.

Services. Our revenue from services decreased by $700,000 from $11.2 million for the three months ended March 31, 2004 to $10.5 million for the three months ended March 31, 2005, representing 49% and 43%, respectively, of our total revenue. Approximately $2.2 million of the decrease was due to declining services revenue from contracts acquired in the BroadJump acquisition. This decrease was partially offset by a $1.1 million increase in consulting and training services revenue, a $300,000 increase in maintenance revenue and a $100,000 increase in hosting revenue.

Service revenue acquired in business combinations was $3.4 million and $1.3 million, or 15% and 5% of our total revenue, for the three months ended March 31, 2004 and 2005, respectively. This revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”).

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue decreased by $50,000 from $194,000 for the three months ended March 31, 2004 to $144,000 for the three months ended March 31, 2005, representing 1% of our license fees revenue for each period. The decrease in cost of license fees revenue in absolute dollars was due to nonrecurring royalties expensed in the first quarter of 2004 for our right to integrate and distribute certain third-party software to several of our customers. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $214,000 and $331,000 was recorded as a cost of revenue for the three months ended March 31, 2004 and 2005, respectively. These amounts represented 1% of total revenue in both of these periods. The increase in amortization of acquired technology is due to the acquired technology being amortized over its estimated useful life using a method of amortization that reflects the pattern in which its economic benefits are consumed based upon estimated contributions to discounted cash flows during that period.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $2.0 million from $2.7 million for the three months ended March 31, 2004 to $700,000 for the three months ended March 31, 2005.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total cost of services revenue increased by $1.5 million from $4.8 million for the three months ended March 31, 2004 to $6.3 million for the three months ended March 31, 2005. This increase was primarily due to $1.1 million in increased salary related costs, $300,000 in increased third-party consulting costs, and $100,000 in increased costs associated with servicing our growing international customer base.

Total cost of services revenue represented 67% of total services revenue for both periods. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 62% and 69% of total services revenue for the three months ended March 31, 2004 and 2005, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses increased by $700,000 from $7.6 million for the three months ended March 31, 2004 to $8.3 million for the three months ended March 31, 2005, representing 33% and 34%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $400,000 in sales commissions, an increase of $200,000 in salary related costs and an increase of $100,000 in marketing program costs.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $300,000 from $4.2 million for the three months ended March 31, 2004 to $4.5 million for the three months ended March 31, 2005, representing 19% of our total revenue in each period. The increase in absolute dollars was primarily due to an increase in salary related costs.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $300,000 from $2.2 million for the three months ended March 31, 2004 to $2.5 million for the three months ended March 31, 2005, representing 10% of our total revenue for each period. The increase in absolute dollars was primarily due to an increase of approximately $300,000 in salary related costs and an increase of $100,000 in costs related to our investor relations programs. These increases were partially offset by a decrease of $100,000 in third-party consulting costs.

Amortization of Intangibles. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which resulted in amortization expense of $773,000 and $850,000 for the three months ended March 31, 2004 and 2005, respectively, representing 3% and 4%, respectively, of our total revenue. These intangibles are being amortized over their estimated lives of four to five years through 2008 using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period.

Amortization of Deferred Stock Compensation. We recorded deferred stock compensation in connection with stock options granted to employees and consultants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options using an accelerated method, resulting in amortization expense of $851,000 and $338,000 for the three months ended March 31, 2004 and 2005, respectively. The decrease in amortization was related to the grant of in-the-money options in the fourth quarter of 2003 and first quarter of 2004, which is being amortized over the vesting period of the applicable options.

Interest Income (Expense), Net

Interest income (expense), net increased from $(510,000) for the three months ended March 31, 2004 to $289,000 for the three months ended March 31, 2005. The increase in interest income (expense), net was primarily due to a decrease in interest expense incurred on our outstanding debt because our subordinated debt was repaid in full in June 2004 and our term loans which were repaid in full in December 2004. In addition, interest income increased due to investing funds received from our initial public offering in June 2004.

Other Income (Expense), Net

Other income (expense), net decreased from $472,000 for the three months ended March 31, 2004 to $(72,000) for the three months ended March 31, 2005 primarily due to large foreign currency gains recognized in 2004.

Provision for Income Taxes

We have incurred operating losses for all fiscal years from inception through December 31, 2003 and only a small amount of income in 2004 and the quarter ended March 31, 2005, and therefore have not recorded a material provision for income taxes. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales as well as foreign income taxes on the earnings of our foreign subsidiaries. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss, research and development credit and foreign tax credit carryforwards, because of the uncertainty regarding their realization.

Liquidity and Capital Resources

Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities and acquisitions, in addition to the completion of our initial public offering in June 2004. The net proceeds from our private securities issuances plus cash received from acquisitions was approximately $107 million through March 31, 2005. The net proceeds from our initial public offering was $43.8 million. Cash provided by (used in) operating activities was $7.1 million and $(108,000) for the three months ended March 31, 2004 and 2005, respectively. This difference is primarily due to changes in operating assets and liabilities, including accounts receivable, accounts payable, accrued liabilities and deferred revenues which can all fluctuate significantly based on timing of cash receipts and payments.

To date, cash used in investing activities has consisted primarily of purchases of short-term investments, which were $8.0 million and $5.4 million during the three months ended March 31, 2004 and 2005, respectively. In addition we had capital expenditures totaling $397,000 and $523,000 for the three months ended March 31, 2004 and 2005, respectively, to acquire property and equipment, mainly computer hardware and software for our employee base and our hosting and managed services operations. We had a decrease in restricted cash in the first quarter of 2004 in the amount of $15.0 million due to the removal of covenants existing on our term loans and line of credit.

At March 31, 2005, we had cash and cash equivalents on hand of $40.1 million and working capital of $69.6 million. Our accounts receivable remained consistent with the balance at December 31, 2004. However, accounts receivable can fluctuate significantly as we can experience fluctuations in revenue, timing of shipments and the timing of payments received from our customers. Our payment terms generally require payment within 30 to 90 days of invoicing.

In October 2002, we issued senior subordinated promissory notes totaling $12.5 million, bearing interest at 11% annually, to certain of our stockholders. These notes were repaid in full in June 2004. On December 6, 2004, we entered into a Loan Agreement with a bank, pursuant to which the bank is providing us with a revolving credit facility of $25 million. This facility was undrawn at March 31, 2005. The lending commitments under the line of credit are scheduled to terminate on December 6, 2006. The Loan Agreement contains various covenants which, among other things require us to maintain a ratio of (a) cash equivalents at the Bank plus 70% of gross accounts receivable divided by (b) the aggregate balance of any obligations owing from us to the Bank of not less than 1.5 to 1. We must also maintain our primary operating accounts with the Bank, and invest with the Bank at least 50% of all amounts held by us in investment accounts. If our cash equivalents and short-term investments fall below $40 million in total, or upon an uncured event of default under the Loan Agreement, we will grant to the Bank a first priority security interest in all of our assets. Additionally, the Loan Agreement includes various covenants which, among other things, impose limitations on our disposition of assets, changes in control, mergers and acquisitions, additional indebtedness, liens, distributions and investments, and transactions with affiliates. At March 31, 2005, we were in compliance with such covenants and restrictions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004 or as of March 31, 2005.

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

License fees revenue is comprised of fees for term and perpetual licenses of our software. We generally do not enter into an arrangement solely for the license of products and, therefore, we have not demonstrated vendor specific objective evidence (“VSOE”) of fair value for the license element in the majority of our arrangements . We recognize revenue for the fees associated with both perpetual and term licenses using the residual method in accordance with SOP 98-9 regardless of any separate prices stated within the contract for each element. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. Therefore, if and when we offer discounts on professional services or other elements, those discounts are applied to the license portion of the arrangement. License fees revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled obligations remain, the fee is fixed or determinable and collectibility is probable.

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

License fees revenue from arrangements with resellers involving nonrefundable fixed minimum license fees are recognized when payments are due within our normal payment terms from the reseller and delivery of the product has occurred, assuming no significant vendor obligations remain. Royalties related to such reseller arrangements in excess of the fixed minimum amounts are recognized as revenue when such amounts are reported to us.

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

Consulting and training services are recognized as services revenue as the related consulting or training services are performed and payments are due within our normal payment terms. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from one to three years. Hosting and managed software services revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from one month to one year.

In January 2003, we assumed liabilities related to existing software arrangements with a fair market value of approximately $40.1 million as a result of the BroadJump acquisition. The fair value of these assumed liabilities, which was recorded as deferred revenue, relates to the remaining contractual obligations under the BroadJump software arrangements and is being recognized ratably as services revenue acquired in business combination over the remaining life of each software arrangement. This revenue will continue to decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for years beginning after December 15, 2005 and allows, but does not require, companies to restate prior years presented to reflect the impact of expensing share-based payments under SFAS 123R. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect that the adoption of SFAS 123R will impact our overall financial position.

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

Our quarterly revenue is especially subject to fluctuation because it depends on the completion of large orders for our products and related services primarily from a small number of large customers. For example, sales to Mercury Interactive Corporation accounted for 11% of our total revenue in 2003, where as no customers accounted for greater than 10% of total revenue for 2004. Although our customer make-up varies from quarter to quarter, a small number of customers are likely to continue to account for a significant portion of our revenue, and our revenue could decline due to the loss or delay of a single customer order or the failure of an existing customer to renew its license. Our ability to mitigate this risk is based almost entirely on our ability to obtain additional customers and to expand our sales to existing customers. Our failure to obtain additional customers, the loss or delay of customer orders or the failure of existing customers to renew their licenses will harm our business and operating results.

We were first profitable on an annual basis in 2004, and we have incurred net losses in each prior year since we began operations. We may incur losses in the future.

To date, we have only been profitable on an annual basis for the year ended December 31, 2004, and we have incurred net losses in almost every fiscal period since we began operations. For the year ended December 31, 2004, we had a net income of $427,000, for the three months ended March 31, 2005 we had net income of $606,000, and as of March 31, 2005, we had an accumulated deficit of approximately $87.3 million. We will need to generate significant additional revenue and manage expenses appropriately to achieve and maintain profitability. Therefore, we may not be able to achieve or increase profitability on a quarterly or annual basis.

We have a limited history of sales of some of our products, which makes it difficult to evaluate our prospects.

Some of the products in our current product suite have been released recently, including Motive Profile, which was released in May 2004, and our Motive Triage and Resolution, which were released in September 2004. These products target solving customers’ problems that we have not previously addressed. There can be no assurance that our customers will perceive these products as adequately addressing those problems or that there will be substantial demand for them. It is difficult to evaluate our future prospects because of our limited experience with these products, the rapidly evolving and competitive nature of the markets in which we sell these products and other factors that are beyond our control.

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

We currently have operations in Canada, the United Kingdom, Germany, Switzerland, France, Spain and Japan, and we intend to expand further into international markets. Unlike more established enterprise software vendors, we have limited experience in international operations and may not be able to compete effectively in international markets or to operate profitably in these markets. At the same time, our dependence on international revenue has steadily increased over time. Our international revenue was $48.6 million for the year ended December 31, 2004, an increase of $19.1 million over international revenue of $29.5 million for 2003. Our international revenue was $13.1 million for the three months ended March 31, 2005, an increase of $3.7 million over international revenue of $9.4 million for the three months ended March 31, 2004. Continued expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the U.S. In our opinion, this is significantly more difficult in markets outside the U.S. Additionally, in some cases, our costs of sales may increase if our customers require us to sell through local distributors.

For the three months ended March 31, 2005, 53% of our revenue was derived from Customers outside the U.S. If we are unable to continue to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, particularly:

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

In recent years, approximately 70% to 80% of the license agreements that we entered into were fixed-term as opposed to perpetual. The term of such licenses is typically three years. As the end of the term of a fixed term license approaches, we attempt to negotiate the renewal of the license with the customer for the same product and/or for new products and services. If our customers choose not to renew their fixed term licenses with us or if we are unable to license additional products to our existing customers on beneficial terms, our business, operating results and financial condition could be harmed.

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

If we fail to attract, train, and retain highly qualified employees, our business may be harmed

Our future success will depend on our continued ability to attract, train and retain highly qualified employees. As of March 31, 2005, we had 121 employees in our professional services organization, 82 employees in our sales and marketing organizations, 99 employees in our development organization, and 44 employees in our general and administrative organization. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar stoppage. We consider our relations with our employees to be good.

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

We have expanded the scope of our operations at a rapid rate in the past. For example, in January 2003, we acquired BroadJump, Inc., a provider of solutions for broadband Internet companies. Primarily as a result of the BroadJump acquisition, the number of people we employ grew from 240 employees as of December 31, 2002 to 346 employees as of March 31, 2005. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our business, operating results and financial condition.

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

From our inception through March 31, 2005, we have derived approximately $108.6 million of revenue from customers outside the United States, and our international revenue was $48.6 million for the year ended December 31, 2004, an increase of $19.1 million over international revenue of $29.5 million for 2003. Our international revenue was $13.1 million for the three months ended March 31, 2005, an increase of $3.7 million over international revenue of $9.4 million for the three months ended March 31, 2004. We intend to continue to further expand our European and Asia/Pacific operations in the near term. To the extent our foreign operations expenses increase or to the extent we begin to denominate more foreign sales in local currencies, we will become more subject to foreign currency exchange rate risk. We do not currently anticipate using hedging activities to mitigate these risks.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term interest bearing instruments. Due to the short-term nature of our investments, we believe that our interest rate risk exposure is not material. As of March 31, 2005, we have no outstanding debt. As a result, we currently have no interest expense sensitivity to changes in the prime interest rate.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

(e) The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock during the quarter ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 2005	N/A		N/A	N/A	N/A
February 2005	42	(1)	$6.5092	N/A	N/A
March 2005	160	(1)	$6.5092	N/A	N/A

(1)	Options issued to employees are subject to a time-based vesting schedule. Options can be exercised prior to vesting but the shares purchased as a result of such exercise are subject to repurchase by the Company upon termination of employment at a price per share equal to the original exercise price. All shares purchased were acquired in this manner.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

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

(b) Reports on Form 8-K:

During the three months ended March 31, 2005, we filed with the SEC a report on Form 8-K on January 21, 2005. The January 21, 2005 Form 8-K was for the purpose of furnishing, under Items 2.02 and 9.01, the press release announcing our financial results for the fiscal quarter and the 2004 fiscal year ended December 31, 2004. The information contained in these reports shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVE, INC.

/s/ Scott L. Harmon
Scott L. Harmon
President and Chief Executive Officer

Date: May 16, 2005

/s/ Paul M. Baker
Paul M. Baker
Chief Financial Officer

Date: May 16, 2005

Exhibit List

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).