Form 10-Q
period 2005-06-30
MOTIVE INC
filed 2005-08-15
CIK 1112422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

As of June 30, 2005, there were 26,281,119 outstanding shares of the common stock of Motive, Inc.

MOTIVE, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated Condensed Statements of Operations for the three months ended June 30, 2005 (unaudited) and 2004 (unaudited) and the six months ended June 30, 2005 (unaudited) and 2004 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2005 (unaudited) and 2004 (unaudited)	5

	Notes to the Consolidated Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

MOTIVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,367	$44,490
Short-term investments	30,115	24,724
Accounts receivable, net	22,896	18,823
Prepaid expenses and other current assets	5,398	3,104

Total current assets	94,776	91,141

Property and equipment, net	6,483	6,850
Goodwill	56,409	56,409
Acquired technology, net	7,305	7,987
Other intangibles, net	6,706	8,414
Other assets	2,355	3,114

Total assets	$174,034	$173,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,683	$6,547
Accrued liabilities	7,855	7,282
Deferred revenue	9,616	11,576

Total current liabilities	24,154	25,405
Deferred revenue	3,856	4,526

Total liabilities	28,010	29,931

Stockholders’ equity:
Common stock: $0.001 par value; 150,000,000 shares authorized; 26,281,119 shares issued and outstanding at June 30, 2005 (unaudited); 25,760,868 shares issued and outstanding at December 31, 2004	26	26
Additional paid-in capital	236,986	234,417
Deferred stock compensation	(1,106)	(1,796)
Accumulated comprehensive loss	(706)	(724)
Accumulated deficit	(89,176)	(87,939)

Total stockholders’ equity	146,024	143,984

Total liabilities and stockholders’ equity	$174,034	$173,915

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
License fees	$13,187	$13,586	$27,255	$25,081
Services:
Services	8,487	8,374	17,722	16,129
Acquired in business combination	1,018	2,062	2,276	5,488

Total services revenue	9,505	10,436	19,998	21,617

Total revenue	22,692	24,022	47,253	46,698

Cost of revenue:
License fees	199	157	343	351
Amortization of acquired technology	351	234	682	448
Services	6,620	7,084	13,606	14,621

Total cost of revenue	7,170	7,475	14,631	15,420

Gross margin	15,522	16,547	32,622	31,278

Operating expenses:
Sales and marketing	8,157	8,262	16,477	15,817
Research and development	4,908	4,683	9,443	8,917
General and administrative	2,605	2,046	5,111	4,215
Amortization of intangibles	858	802	1,708	1,575
Amortization of deferred stock compensation (1)	251	637	589	1,488

Total operating expenses	16,779	16,430	33,328	32,012

Income (loss) from operations	(1,257)	117	(706)	(734)
Interest income (expense), net	332	(2,018)	621	(2,528)
Legal settlement	(700)	—	(700)	—
Other income (expense), net	(109)	(55)	(181)	417

Loss before income taxes	(1,734)	(1,956)	(966)	(2,845)
Provision for income taxes	109	187	271	868

Net loss	$(1,843)	$(2,143)	$(1,237)	$(3,713)

Basic and diluted loss per share	$(0.07)	$(0.20)	$(0.05)	$(0.36)

Shares used in computing basic and diluted loss per share	26,150	10,820	26,053	10,288

(1)	If the amortization of deferred stock compensation were allocated to specific operating statement line items, it would be allocated as follows:

Cost of services revenue	$14	$32	$33	$85
Sales and marketing	82	248	224	568
Research and development	92	210	192	498
General and administrative	63	147	140	337

	$251	$637	$589	$1,488

See accompanying notes

MOTIVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net loss	$(1,237)	$(3,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,766	1,751
Amortization of deferred stock compensation	589	1,488
Amortization and write-off of debt discount	—	1,743
Amortization of intangibles	2,390	2,023
Accretion of discount on short-term investments	(166)	—
Other noncash items	(32)	(28)
Changes in operating assets and liabilities	(7,477)	3,266

Net cash provided by (used in) operating activities	(4,167)	6,530

Cash flows from investing activities
Purchase of short-term investments	(12,375)	(8,116)
Proceeds from maturities of short-term investments	7,200	—
Restricted cash	—	15,000
Purchase of property and equipment	(1,399)	(1,373)

Net cash provided by (used in) investing activities	(6,574)	5,511

Cash flows from financing activities
Payments made on long-term debt	—	(199)
Payments made on subordinated debt	—	(12,500)
Proceeds from IPO, net of offering costs	—	44,134
Proceeds from issuance of common stock	2,619	747
Repurchase of common stock	(1)	(206)

Net cash provided by financing activities	2,618	31,976

Net increase (decrease) in cash and cash equivalents	(8,123)	44,017
Cash and cash equivalents at beginning of period	44,490	23,234

Cash and cash equivalents at end of period	$36,367	$67,251

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

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 10-K filed with the SEC for the year ended December 31, 2004. The results of operations for the three-month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filed with the SEC for the year ended December 31, 2004.

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

2. Initial Public Offering

The SEC declared the Company’s registration statement effective on June 24, 2004, which was filed on Form S-1 (Registration No. 333-111030) under the Securities Act of 1933 in connection with the initial public offering of the Company’s common stock. On June 30, 2004, the Company completed its initial public offering in which it sold 5,000,000 shares of its common stock for $10 per share, for an aggregate public offering price of $50 million. Of this total, approximately $3.5 million was applied to underwriting discounts and commissions; $2.7 million to related costs; $12.5 million to pay in full senior subordinated promissory notes; and $6.0 million to pay in full outstanding term loans. As a result, approximately $25.3 million of the offering proceeds was retained, which the Company has used and intends to continue using for working capital and general corporate purposes.

3. Stock-Based Compensation

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss as reported	$(1,843)	$(2,143)	$(1,237)	$(3,713)
Total stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	251	637	589	1,488
Total stock-based compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,462)	(1,157)	(3,156)	(2,035)

Pro forma net loss	$(3,054)	$(2,663)	$(3,804)	$(4,260)

Pro forma net loss per share, basic and diluted	$(0.12)	$(0.25)	$(0.15)	$(0.41)

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Goodwill	$56,409	$56,409

Acquired Technology:
Acquired technology	$9,351	$9,351
Accumulated amortization	(2,046)	(1,364)

	$7,305	$7,987

Other Intangibles:
Customer contractual relationships	$7,255	$7,255
Order backlog	920	920
Patented technologies	500	500
Trade secrets and other technology	500	500
Non-competition agreements	4,800	4,800
Accumulated amortization	(7,269)	(5,561)

	$6,706	$8,414

Estimated annual amortization expense of intangible assets for calendar years 2005, 2006, 2007 and 2008 is $4,809,000, $5,255,0000, $6,082,000 and $255,000, respectively.

5. Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common shares outstanding during the period less common shares subject to repurchase. Diluted earnings (loss) per share is computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company has excluded all convertible preferred stock, outstanding stock options, outstanding warrants to purchase common stock and common stock subject to repurchase from the calculation of diluted loss per common share because all such securities were antidilutive for the periods presented. The total number of shares excluded from the calculations of diluted loss per share, prior to application of the treasury stock method for options, was 4,606,779 and 13,878,860 for the second quarter of 2005 and 2004, respectively, and 4,567,352 and 14,229,977 for the six months ended June 30, 2005 and 2004, respectively.

The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Numerator:
Net loss	$(1,843)	$(2,143)	$(1,237)	$(3,713)

Denominator:
Weighted-average common shares outstanding	26,168	10,871	26,073	10,340
Less: Common shares subject to repurchase	(18)	(51)	(21)	(52)

Total weighted average common shares used in computing basic and diluted loss per share	26,150	10,820	26,053	10,288

Basic and diluted loss per share	$(0.07)	$(0.20)	$(0.05)	$(0.36)

6. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for years beginning after December 15, 2005 and allows, but does not require, companies to restate prior years presented to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. However, it expects that the adoption of SFAS 123R will have a significant impact on its results of operations. The Company does not expect that the adoption of SFAS 123R will impact its overall financial condition.

7. Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net loss. The Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2004 includes the reclassification of certain mutual fund securities from cash and cash equivalents to short-term investments.

8. Debt

The Company has a $25 million revolving credit facility with a bank. There were no amounts outstanding under this loan as of December 31, 2004 or June 30, 2005. The Company is in compliance with all covenants under such facility.

In June 2004, the Company repaid in full its related party senior subordinated promissory notes in the aggregate principal amount of $12.5 million using proceeds from its initial public offering. The Company allocated the remaining debt discount of approximately $1.5 million to interest expense.

Total interest expense incurred during the three months ended June 30, 2005 and 2004 was approximately $27,000 and $2,141,000 respectively. Total interest expense incurred during the six months ended June 30, 2005 and 2004 was approximately $55,000 and $2,737,000, respectively.

9. Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss	$(1,843)	$(2,143)	$(1,237)	$(3,713)
Other comprehensive income (loss)
Change in unrealized loss on investments	(42)	(115)	(28)	(115)
Foreign currency translation adjustment	6	(48)	46	(119)

Total comprehensive income (loss)	$(1,879)	$(2,306)	$(1,219)	$(3,947)

10. Income Taxes

The Company has incurred operating losses for all fiscal years from inception through December 31, 2003 and had only a small amount of income in 2004 and a loss during the first six months of 2005. The provision for income taxes consists primarily of foreign income tax withholdings related to international sales as well as foreign income taxes on the earnings of our foreign subsidiaries. The Company has recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss, research and development, and foreign tax credit carryforwards, because of the uncertainty regarding their realization.

11. Stockholders’ Equity

Redeemable Convertible Preferred Stock

In connection with the Company’s initial public offering in June 2004, all series of redeemable convertible preferred stock, representing a total of 10,322,056 preferred shares, were automatically converted to common stock based on a one-for-one conversion ratio.

Common Stock

In March 2004, the Board of Directors authorized a 4-for-1 reverse stock split for all common and preferred shares. All shares and per share amounts, including warrants and options to purchase such shares, included in the accompanying consolidated condensed financial statements have been adjusted to give retroactive effect to the reverse stock split.

During the quarter ended June 30, 2005, 201,974 shares of common stock were issued upon exercise of employee stock options, 539 shares of common stock were issued upon exercise of warrants and six outstanding shares of common stock were repurchased and retired.

12. Acquisition of BroadJump, Inc.

In connection with the January 2003 acquisition of BroadJump, Inc, the Company accrued total exit costs of $13,894,000. The following table summarizes activity for the remaining exit costs included in accrued liabilities (in thousands):

Facility Lease Commitments
Balance at December 31, 2004	$2,766
Cash activity (unaudited)	(303)

Balance at March 31, 2005 (unaudited)	2,463
Cash activity (unaudited)	(294)

Balance at June 30, 2005 (unaudited)	$2,169

The Company continues to pursue strategies to dispose of excess office space through subleasing and/or early termination negotiations where possible. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, are based on market information and trend analysis. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

13. Commitments and Contingencies

United Parcel Service General Services Co. (“UPS”) previously alleged that the Company breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which the Company agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. The terms of the License Agreement called for binding arbitration to resolve any dispute between the parties, and UPS previously served the Company with a demand for arbitration. On July 6, 2005, the Company entered into a Settlement Agreement and Mutual Release with UPS that provided final resolution to all matters between the Company and UPS relating to the License Agreement. As a result of this Settlement Agreement, the Company incurred a charge of $700,000, net of insurance proceeds, which was expensed in the three months ended June 30, 2005.

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

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risk Factors that May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risk Factors that May Affect Future Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our Form 10-K relating to year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005, as well as our most recent reports on Form 8-K, as they may be amended from time to time.

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

The principal operational challenge that we face is the fact that our quarterly revenue and results of operations are difficult to predict. Unlike more established software vendors, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. Weak spending and competitive pressures may challenge our future financial performance. Additionally, we typically derive a significant portion of our revenue each quarter from a number of license agreements closed in the last month of a quarter. If we fail to close certain agreements that are expected to be completed toward the end of a quarter, our quarterly results would suffer.

To address these challenges, we intend to continue to invest to enhance our current products and services and to develop new products and services. We also intend to increase our services, sales and development resources, and to invest in the continued expansion of our international operations. We may seek to accomplish these expansions by acquiring businesses that possess products, technology or operations that are complementary to ours.

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

On June 30, 2004, we completed our initial public offering in which we sold 5 million shares of our common stock at $10 per share, for an aggregate public offering price of $50.0 million. Our initial public offering resulted in aggregate net proceeds to us of approximately $43.8 million. See Note 2 to the accompanying consolidated condensed financial statements for additional information.

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

Sources of Revenue

Through June 30, 2005, substantially all of our revenue was derived from licensing our product suite and providing related services. Customers pay us license fees for the right to use our products for a fixed-term or perpetual basis. In recent years, approximately 70% to 80% of the license agreements we entered into were fixed-term as opposed to perpetual. The term of our licenses is typically three years. We price our license fees based on an expected volume of usage during the license term.

We market one set of products to broadband service providers, and a separate set of products to corporate enterprises. The products that we market to corporate enterprises are Motive Remote Service Manager, Motive Desktop Manager, and Motive Profile. We sell our Motive Remote Service Manager and Motive Desktop Manager products primarily to technology hardware vendors, software vendors, and IT departments of corporations. This group of customers comprised the majority of our annual revenue contributed by corporate enterprises through 2004. In 2004 we began marketing Motive Profile, which is focused on configuration management for software applications. We are marketing this product primarily to software vendors and application development groups within other corporations. Revenue from Motive Profile comprised a negligible amount of our 2004 total revenue.

The relative percentages of our total revenue from broadband service providers and corporate enterprises fluctuates from period to period. In 2003 and 2004, broadband service providers comprised 64% and 78%, respectively, and corporate enterprises comprised 36% and 22%, respectively, of our total revenue (excluding revenue acquired in business combination). The decrease in revenue from corporate enterprises is primarily due to a decline in sales of our Remote Service Manager and Desktop Manager products, and we expect the declining sales of these products to continue. However, we expect that this decline will be offset by revenue from Motive Profile and future configuration application management products.

In order to increase the distribution of our products in new geographies and to companies that we might otherwise not be able to reach, we intend to increase our use of software resellers to license and distribute our software in the future. During the quarter ended March 31, 2005, we executed an agreement with a systems integrator, which permits distribution of our licensed software to a named customer, and potentially to other referred customers outside of North America that we mutually agree upon. In April 2005 we executed an agreement with Alcatel, a leading supplier of DSL equipment, which permits Alcatel to distribute a jointly developed software product that will allow the management of the next generation of intelligent home gateways that provide voice, video and data service to the home. In May 2005, we further extended our relationship with Alcatel, and granted Alcatel the right to resell additional Motive consumer related products. In June 2005, Alcatel purchased from us non-refundable licenses for resale to customers pursuant to this agreement. In addition, we have recently been engaging additional software resellers in various other geographies in order to further the distribution of our software products in those regions.

Our licensing arrangements may also include the provision of certain services. Services revenue is comprised of revenue from professional services, such as consulting services, maintenance and support services, and hosting and managed services. Consulting services include a range of services such as installation, implementation and non-complex interface development for the customer’s specific applications. Maintenance and support services represent technical support of our software products and include the right to unspecified product upgrades on an if-and-when available basis. Hosting and managed services involve remote management of our solutions.

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

Excluding services revenue acquired in business combination, license fees revenue in recent years has represented 63% to 77% of total revenue and services revenue has represented 23% to 37% of total revenue.

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

The following table sets forth, for the periods indicated, our unaudited consolidated condensed statements of operations as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License fees	58%	57%	58%	54%
Services:
Services	37	35	37	34
Acquired in business combination	5	8	5	12

Total services revenue	42	43	42	46

Total revenue	100	100	100	100

Cost of revenue:
License fees	1	1	1	1
Amortization of acquired technology	2	1	1	1
Services	29	29	29	31

Total cost of revenue	32	31	31	33

Gross margin	68	69	69	67

Operating expenses:
Sales and marketing	36	34	35	34
Research and development	22	19	20	19
General and administrative	11	9	11	9
Amortization of intangibles	4	3	4	4
Amortization of deferred stock compensation	1	3	1	3

Total operating expenses	74	68	71	69

Income (loss) from operations	(6)	1	(2)	(2)
Interest income (expense), net	1	(9)	1	(5)
Legal settlement	(3)	—	(1)	—
Other income, net	—	—	—	1

Loss before income taxes	(8)	(8)	(2)	(6)
Provision for income taxes	—	1	1	2

Net loss	(8)%	(9)%	(3)%	(8)%

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenue

As discussed elsewhere in this report (see “—Risk Factors That May Affect Future Results”), our revenue may be subject to fluctuation from period to period. Our revenue recognition policy requires that we only recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled vendor obligations remain, the fee is fixed and determinable and collectibility is probable. If the fee for a license has payment terms that exceed our normal payment terms, the fee is not considered to be fixed or determinable and we only recognize license revenue when amounts actually become due. As a result, the amount of revenue that we recognize in any given period is dependent upon the amounts that are due under customer agreements during that period, which can vary significantly from period to period. For a variety of reasons, we occasionally amend existing license agreements, which can result in changes to the dates and amounts of license fees payable to us and, therefore, changes to the timing and amounts of revenue recognized from such license agreement.

Total revenue decreased by $1.3 million, or approximately 5%, from $24.0 million for the three months ended June 30, 2004 to $22.7 million for the three months ended June 30, 2005. The decrease was primarily due to a $400,000 decrease in license fees revenue and a $1.0 million decrease in services revenue acquired as a result of the BroadJump acquisition, partially offset by an increase in services revenue of $100,000. As previously noted, the services revenue acquired as a result of the BroadJump acquisition will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Overview—Sources of Revenue”).

Revenue from broadband service providers decreased by $3.0 million, or approximately 16%, from $18.4 million for the three months ended June 30, 2004 to $15.4 for the three months ended June 30, 2005, representing 84% and 71%, respectively, of our total revenue (excluding revenue acquired in business combination). Revenue from corporate enterprises increased by $2.8 million, or approximately 80%, from $3.5 million for the three months ended June 30, 2004 to $6.3 million for the three months ended June 30, 2005, representing 16% and 29%, respectively, of our total revenue (excluding revenue acquired in business combination).

Revenue from North America decreased by $3.4 million, or approximately 22%, from $15.4 million for the three months ended June 30, 2004 to $12.0 for the three months ended June 30, 2005. Revenue from Europe and Asia Pacific increased by $1.6 million, or approximately 19%, from $8.6 million for the three months ended June 30, 2004 to $10.2 million for the three months ended June 30, 2005. Revenue from Latin America was $500,000 for the three months ended June 30, 2005, and we did not recognize any revenue from Latin America for the three months ended June 30, 2004. Revenue from outside North America represented 36% and 47% of our total revenue for the three months ended June 30, 2004 and 2005, respectively. The increase in revenue from outside North America is consistent with our focus on further expanding our European and Asia/Pacific operations. However, as a result of the application of our revenue recognition policies, the amount of revenue attributable to any customer, and thus the amount of revenue attributable to any specific geographic area, can vary significantly within any period and from period to period. For more information about our international revenue and expansion plans, please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Although U.S. generally accepted accounting principles require us to report our revenue in terms of revenue from customers in the United States and revenue from customers outside the United States and we have done so elsewhere in this report (see “—Quantitative and Qualitative Disclosures About Market Risk”), we believe that it is more meaningful to view our business in terms of revenue from customers in North America and revenue from customers outside of North America.

License Fees. For the three months ended June 30, 2005, we had $13.2 million in total license fees revenue, which consisted of $2.3 million of license fees revenue from new customers, $5.4 million of license fees revenue from new agreements entered into with existing customers, and $5.5 million of license fees revenue from agreements with existing customers entered into in previous periods. The $13.2 million of license fees revenue represented 58% of our total revenue for the three months ended June 30, 2005, and a decrease of $400,000 from $13.6 million in total license fees revenue for the three months ended June 30, 2004, which represented 57% of our total revenue for that period. License fees revenue from new customers decreased by $400,000 from $2.7 million for the three months ended June 30, 2004 to $2.3 million for the three months ended June 30, 2005. License fees revenue from new agreements entered into with existing customers increased by $0.6 million from $4.8 million for the three months ended June 30, 2004 to $5.4 million for the three months ended June 30, 2005. License fees revenue from agreements with existing customers entered into in previous periods decreased by $0.6 million from $6.1 million for the three months ended June 30, 2004 to $5.5 million for the three months ended June 30, 2005. During the three months ended June 30, 2005, we amended a license agreement with an existing customer that had been recently purchased by a larger entity to convert that customer’s use of our Remote Service Manager product from a fixed-term license to a perpetual license. In connection with such amendment, the amount and due dates of the license fees to be paid to us by such customer were also amended. The financial impact of this amendment was $1.9 million in revenue, which is included in the $5.5 million of license fees revenue recognized during the three months ended June 30, 2005 from agreements with existing customers entered into in previous periods.

We distribute our software products to customers directly and to a lesser extent through systems integrators and software resellers. License fees revenue from resellers decreased by $400,000 from $2.2 million, or approximately 16% of our total license fees revenue, for the three months ended June 30, 2004, to $1.8 million, or approximately 14% of our total license fees revenue, for the three months ended June 30, 2005.

Services. Our revenue from services decreased by $900,000, or approximately 9%, from $10.4 million for the three months ended June 30, 2004 to $9.5 million for the three months ended June 30, 2005, representing 43% and 42%, respectively, of our total revenue. This decrease was caused by an approximately $1.0 million decline in services revenue from contracts acquired in the BroadJump acquisition and a $400,000 decline in consulting and training services revenue. These decreases were partially offset by a $300,000 increase in hosting revenue and a $200,000 increase in maintenance revenue.

Services revenue acquired in business combinations was $2.1 million and $1.0 million, or 8% and 5% of our total revenue, for the three months ended June 30, 2004 and 2005, respectively. As previously noted, this revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”).

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue remained relatively constant for the three months ended June 30, 2004 and 2005, representing 1% of our license fees revenue for each period. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $234,000 and $351,000 was recorded as a cost of revenue for the three months ended June 30, 2004 and 2005, respectively. These amounts represented 1% and 2%, respectively, of total revenue. The increase in amortization of acquired technology is due to the acquired technology being amortized over its estimated useful life using a method of amortization that reflects the pattern in which its economic benefits are consumed based upon estimated contributions to discounted cash flows during that period.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $1.0 million from $1.4 million for the three months ended June 30, 2004 to $0.4 million for the three months ended June 30, 2005.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total cost of services revenue increased by $500,000 from $5.7 million for the three months ended June 30, 2004 to $6.2 million for the three months ended June 30, 2005. This increase was primarily due to an increase in salary related costs.

Total cost of services revenue represented 68% and 70% of total services revenue for the three months ended June 30, 2004 and 2005, respectively. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 68% and 73% of total services revenue for the three months ended June 30, 2004 and 2005, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses decreased by $100,000 from $8.3 million for the three months ended June 30, 2004 to $8.2 million for the three months ended June 30, 2005, representing 34% and 36%, respectively, of our total revenue. The decrease in absolute dollars was primarily due to a decrease of $100,000 in marketing program costs and a decrease of $100,000 in sales awards. These decreases were partially offset by a $100,000 increase in travel costs.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $200,000 from $4.7 million for the three months ended June 30, 2004 to $4.9 million for the three months ended June 30, 2005, representing 19% and 22%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase in salary related costs.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $600,000 from $2.0 million for the three months ended June 30, 2004 to $2.6 million for the three months ended June 30, 2005, representing 9% and 11%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of approximately $400,000 in legal costs relating to the UPS settlement and third-party consulting costs relating to Sarbanes-Oxley compliance and an increase of $200,000 in salary related costs.

Amortization of Intangibles. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which resulted in amortization expense of $802,000 and $858,000 for the three months ended June 30, 2004 and 2005, respectively, representing 3% and 4%, respectively, of our total revenue. These intangibles are being amortized over their estimated lives of four to five years through 2008 using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period.

Amortization of Deferred Stock Compensation. We recorded deferred stock compensation in connection with stock options granted to employees and consultants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options using an accelerated method, resulting in amortization expense of $637,000 and $251,000 for the three months ended June 30, 2004 and 2005, respectively.

Interest Income (Expense), Net

Interest income (expense), net increased from $(2.0) million for the three months ended June 30, 2004 to $332,000 for the three months ended June 30, 2005. The increase in interest income (expense), net was primarily due to a decrease in interest expense incurred on our outstanding debt because our subordinated debt was repaid in full in June 2004 and our term loans were repaid in full in December 2004. In addition, interest income increased due to our investment of funds received from our initial public offering in June 2004.

Legal Settlement

United Parcel Service General Services Co. (“UPS”) previously alleged that the Company breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which the Company agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. The terms of the License Agreement called for binding arbitration to resolve any dispute between the parties, and UPS previously served the Company with a demand for arbitration. On July 6, 2005, the Company entered into a Settlement Agreement and Mutual Release with UPS that provided final resolution to all matters between the Company and UPS relating to the License Agreement. As a result of this Settlement Agreement, the Company incurred a charge of $700,000, net of insurance proceeds, which was expensed in the three months ended June 30, 2005.

Other Income (Expense), Net

Other income (expense), net decreased from $(55,000) for the three months ended June 30, 2004 to $(109,000) for the three months ended June 30, 2005 primarily due to an increase in foreign currency losses.

Provision for Income Taxes

We have incurred operating losses for all fiscal years from inception through December 31, 2003 and had only a small amount of income in 2004 and a loss for the six months ended June 30, 2005, and therefore have not recorded a material provision for income taxes. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales as well as foreign income taxes on the earnings of our foreign subsidiaries. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss, research and development credit and foreign tax credit carryforwards, because of the uncertainty regarding their realization.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenue

As discussed elsewhere in this report (see “—Risk Factors That May Affect Future Results”), our revenue may be subject to fluctuation from period to period. Our revenue recognition policy requires that we only recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled vendor obligations remain, the fee is fixed and determinable and collectibility is probable. If the fee for a license has payment terms that exceed our normal payment terms, the fee is not considered to be fixed or determinable and we only recognize license revenue when amounts actually become due. As a result, the amount of revenue that we recognize in any given period is dependent upon the amounts that are due under customer agreements during that period, which can vary significantly from period to period. For a variety of reasons, we occasionally amend existing license agreements, which can result in changes to the dates and amounts of license fees payable to us and therefore changes to the timing and amounts of revenue recognized from such license agreement.

Total revenue increased by $600,000, or approximately 1%, from $46.7 million for the six months ended June 30, 2004 to $47.3 million for the six months ended June 30, 2005. The increase was primarily due to a $2.2 million increase in license fees revenue and an increase in services revenue of $1.6 million, partially offset by a $3.2 million decrease in services revenue acquired as a result of the BroadJump acquisition. As previously noted, the services revenue acquired as a result of the BroadJump acquisition will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Overview—Sources of Revenue”).

Revenue from broadband service providers decreased by $600,000, or approximately 2%, from $31.4 million for the six months ended June 30, 2004 to $30.8 for the six months ended June 30, 2005, representing 76% and 68%, respectively, of our total revenue (excluding revenue acquired in business combination). Revenue from corporate enterprises increased by $4.4 million, or approximately 45%, from $9.8 million for the six months ended June 30, 2004 to $14.2 million for the six months ended June 30, 2005, representing 24% and 32%, respectively, of our total revenue (excluding revenue acquired in business combination).

Revenue from North America decreased by $3.4 million, or approximately 11%, from $31.0 million for the six months ended June 30, 2004 to $27.6 million for the six months ended June 30, 2005. Revenue from Europe and Asia Pacific increased by $3.5 million, or approximately 22%, from $15.7 million for the six months ended June 30, 2004 to $19.2 million for the six months ended June 30, 2005. Revenue from Latin America was $500,000 for the six months ended June 30, 2005, and we did not recognize any revenue from Latin America for the six months ended June 30, 2004. Revenue from outside North America represented 34% and 42% of our total revenue for the six months ended June 30, 2004 and 2005, respectively. The increase in revenue from outside North America is consistent with our focus on further expanding our European and Asia/Pacific operations. However, as a result of the application of our revenue recognition policies, the amount of revenue attributable to any customer, and thus the amount of revenue attributable to any specific geographic area, can vary significantly within any period and from period to period. For more information about our international revenue and expansion plans, please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Although U.S. generally accepted accounting principles require us to report our revenue in terms of revenue from customers in the United States and revenue from customers outside the United States and we have done so elsewhere in this report (see “—Quantitative and Qualitative Disclosures About Market Risk”), we believe that it is more meaningful to view our business in terms of revenue from customers in North America and revenue from customers outside of North America.

License Fees. For the six months ended June 30, 2005, we had $27.3 million in total license fees revenue, which consisted of $6.4 million of license fees revenue from new customers, $12.0 million of license fees revenue from new agreements entered into with existing customers, and $8.9 million of license fees revenue from agreements with existing customers entered into in previous periods. The $27.3 million of license fees revenue represented 58% of our total revenue for the six months ended June 30, 2005, and an increase of $2.2 million from $25.1 million in total license fees revenue for the six months ended June 30, 2004, which represented 54% of our total revenue for that period. License fees revenue from new customers decreased by $0.2 million from $6.6 million for the six months ended June 30, 2004 to $6.4 million for the six months ended June 30, 2005. License fees revenue from new agreements entered into with existing customers increased by $4.9 million from $7.1 million for the six months ended June 30, 2004 to $12.0 million for the six months ended June 30, 2005. License fees revenue from agreements with existing customers entered into in previous periods decreased by $2.5 million from $11.4 million for the six months ended June 30, 2004 to $8.9 million for the six months ended June 30, 2005. During the six months ended June 30, 2005, we amended two license agreements with existing customers to convert those customers’ use of our Remote Service Manager product from fixed-term licenses to perpetual licenses. In connection with such amendments, the amount and due dates of the license fees to be paid to us by one of the two customers were also amended. The financial impact of these amendments was $1.9 million, which is included in the $8.9 million of license fees revenue recognized during the six months ending June 30, 2005 from agreements with existing customers entered into in previous periods.

We distribute our software products to customers directly and to a lesser extent through systems integrators and software resellers. License fees revenue from resellers increased by $3.6 million from $3.4 million, or approximately 14% of our total license fees revenue, for the six months ended June 30, 2004, to $7.0 million, or approximately 26% of our total license fees revenue, for the six months ended June 30, 2005.

Services. Our revenue from services decreased by $1.6 million, or approximately 7%, from $21.6 million for the six months ended June 30, 2004 to $20.0 million for the six months ended June 30, 2005, representing 46% and 42%, respectively, of our total revenue. This decrease was caused by a $3.2 million decline in services revenue from contracts acquired in the BroadJump acquisition, partially offset by a $700,000 increase in consulting and training services revenue, a $500,000 increase in maintenance revenue and a $400,000 increase in hosting revenue.

Services revenue acquired in business combinations was $5.5 million and $2.3 million, or 12% and 5% of our total revenue, for the six months ended June 30, 2004 and 2005, respectively. As previously noted, this revenue will decline on a quarterly basis through 2006 when the remaining individual contractual obligations under the BroadJump software arrangements expire (see “—Critical Accounting Policies—Revenue Recognition”).

Cost of Revenue

Cost of License Fees Revenue. Cost of license fees revenue includes third-party software royalties, product packaging, documentation production and shipping costs related to software used by our customers. Cost of license fees revenue remained relatively constant in both six month periods ending June 30, 2004 and 2005, representing 1% of our license fees revenue for each period. We have expensed all costs incurred in the research and development of our software products as incurred, and, as a result, cost of license fees revenue includes no amortization of capitalized software development costs.

Amortization of Acquired Technology. As a result of our January 2003 purchase of BroadJump, we acquired certain intangible technology assets having an estimated fair value of $9.4 million and an estimated useful life of five years. Amortization of these intangible assets in the amounts of $448,000 and $682,000 was recorded as a cost of revenue for the six months ended June 30, 2004 and 2005, respectively. These amounts represented 1% of total revenue in both of these periods. The increase in amortization of acquired technology is due to the acquired technology being amortized over its estimated useful life using a method of amortization that reflects the pattern in which its economic benefits are consumed based upon estimated contributions to discounted cash flows during that period.

Cost of Services Revenue. Cost of services revenue includes salaries and related expenses for our customer support, consulting, training and hosting and managed services organizations, third-party contractor expenses and an allocation of our facilities, communications and depreciation expenses. Cost of services revenue also includes the costs incurred in connection with servicing the remaining contractual obligations under the acquired BroadJump software arrangements. Costs associated with these remaining obligations decreased by $2.7 million from $3.7 million for the six months ended June 30, 2004 to $1.0 million for the six months ended June 30, 2005.

Excluding the costs incurred in connection with servicing the BroadJump software arrangements, total cost of services revenue increased by $1.7 million from $10.9 million for the six months ended June 30, 2004 to $12.6 million for the six months ended June 30, 2005. This increase was primarily due to $1.4 million in increased salary related costs, $200,000 in increased third-party consulting costs, and $100,000 in increased costs associated with servicing our growing international customer base.

Total cost of services revenue represented 68% of total services revenue for both periods. Excluding the costs and revenue associated with the acquired BroadJump software arrangements, cost of services revenue represented 68% and 71% of total services revenue for the six months ended June 30, 2004 and 2005, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist of salaries and related costs of our sales and marketing organizations, sales commissions, travel and entertainment expenses, costs of our marketing programs, including public relations, and collateral materials, and rent and facilities costs associated with our regional sales offices. Sales and marketing expenses increased by $700,000 from $15.8 million for the six months ended June 30, 2004 to $16.5 million for the six months ended June 30, 2005, representing 34% and 35%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of $400,000 in sales commissions, an increase of $300,000 in salary related costs, an increase of $100,000 in travel costs and an increase of $100,000 in third-party consulting costs. These increases were partially offset by a decrease of $200,000 in sales awards.

Research and Development. Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of existing products and quality assurance activities. Research and development expenses increased by $500,000 from $8.9 million for the six months ended June 30, 2004 to $9.4 million for the six months ended June 30, 2005, representing 19% and 20%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase in salary related costs.

General and Administrative. General and administrative expenses consist of salaries and related costs of our administrative, finance, business operations and information technology personnel as well as legal and accounting services and costs associated with our recruiting programs. General and administrative expenses increased by $900,000 from $4.2 million for the six months ended June 30, 2004 to $5.1 million for the six months ended June 30, 2005, representing 9% and 11%, respectively, of our total revenue. The increase in absolute dollars was primarily due to an increase of approximately $400,000 in salary related costs, an increase of $300,000 in third-party consulting costs and an increase of $200,000 in costs related to our investor relations programs.

Amortization of Intangibles. In January 2003, we recorded $13.0 million of definite-lived intangibles in connection with the BroadJump acquisition, which resulted in amortization expense of $1.6 million and $1.7 million for the six months ended June 30, 2004 and 2005, respectively, representing 4% of our total revenue for each period. These intangibles are being amortized over their estimated lives of four to five years through 2008 using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period.

Amortization of Deferred Stock Compensation. We recorded deferred stock compensation in connection with stock options granted to employees and consultants. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing these amounts over the vesting periods of the applicable options using an accelerated method, resulting in amortization expense of $1.5 million and $589,000 for the six months ended June 30, 2004 and 2005, respectively.

Interest Income (Expense), Net

Interest income (expense), net increased from $(2.5) million for the six months ended June 30, 2004 to $621,000 for the six months ended June 30, 2005. The increase in interest income (expense), net was primarily due to a decrease in interest expense incurred on our outstanding debt because our subordinated debt was repaid in full in June 2004 and our term loans which were repaid in full in December 2004. In addition, interest income increased due to our investment of funds received from our initial public offering in June 2004.

Legal Settlement

United Parcel Service General Services Co. (“UPS”) previously alleged that the Company breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which the Company agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. The terms of the License Agreement called for binding arbitration to resolve any dispute between the parties, and UPS previously served the Company with a demand for arbitration. On July 6, 2005, the Company entered into a Settlement Agreement and Mutual Release with UPS that provided final resolution to all matters between the Company and UPS relating to the License Agreement. As a result of this Settlement Agreement, the Company incurred a charge of $700,000, net of insurance proceeds, which was expensed in the three months ended June 30, 2005.

Other Income (Expense), Net

Other income (expense), net decreased from $417,000 for the six months ended June 31, 2004 to $(181,000) for the six months ended June 31, 2005 primarily due to large foreign currency gains recognized in 2004.

Provision for Income Taxes

We have incurred operating losses for all fiscal years from inception through December 31, 2003 and only a small amount of income in 2004 and a loss for the six months ended June 30, 2005, and therefore have not recorded a material provision for income taxes. Our provision for income taxes consists primarily of foreign income tax withholdings related to international sales as well as foreign income taxes on the earnings of our foreign subsidiaries. We have recorded a valuation allowance for the full amount of our net deferred tax assets, which include net operating loss, research and development credit and foreign tax credit carryforwards, because of the uncertainty regarding their realization.

Liquidity and Capital Resources

Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities and acquisitions, in addition to the completion of our initial public offering in June 2004. The net proceeds from our private securities issuances plus cash received from acquisitions was approximately $107 million through June 30, 2005. The net proceeds from our initial public offering was $43.8 million.

Cash provided by (used in) operating activities was $6.5 million and $(4.2) million for the six months ended June 30, 2004 and 2005, respectively. This difference is primarily due to changes in operating assets and liabilities, including accounts receivable, accounts payable, accrued liabilities and deferred revenues which can all fluctuate significantly based on timing of cash receipts and payments. To date, cash used in investing activities has consisted primarily of purchases of short-term investments, which were $8.1 million and $12.4 million during the six months ended June 30, 2004 and 2005, respectively. This was offset by $7.2 million in proceeds from maturities of short-term investments during the six months ended June 30, 2005. In addition we had capital expenditures totaling $1.4 million for each of the six month periods ended June 30, 2004 and 2005, to acquire property and equipment, mainly computer hardware and software for our employee base and our hosting and managed services operations. We had a decrease in restricted cash in the first quarter of 2004 in the amount of $15.0 million due to the removal of covenants existing on the term loans and line of credit that we had at that time.

At June 30, 2005, we had cash and cash equivalents on hand of $36.4 million and working capital of $70.6 million. Our accounts receivable balance has increased $4.1 million from December 31, 2004 to June 30, 2005. Accounts receivable can fluctuate significantly as we can experience fluctuations in revenue, timing of shipments and the timing of payments received from our customers. Our payment terms generally require payment within 30 to 90 days of invoicing.

In October 2002, we issued senior subordinated promissory notes totaling $12.5 million, bearing interest at 11% annually, to certain of our stockholders. These notes were repaid in full in June 2004. On December 6, 2004, we entered into a Loan Agreement with a bank, pursuant to which the bank is providing us with a revolving credit facility of $25 million, of which zero was outstanding at June 30, 2005. The lending commitments under the line of credit are scheduled to terminate on December 6, 2006. The Loan Agreement contains various covenants which, among other things require us to maintain a ratio of (a) cash equivalents at the Bank plus 70% of gross accounts receivable divided by (b) the aggregate balance of any obligations owing from us to the Bank of not less than 1.5 to 1. We must also maintain our primary operating accounts with the Bank, and invest with the Bank at least 50% of all amounts held by us in investment accounts. If our cash equivalents and short-term investments fall below $40 million in total, or upon an uncured event of default under the Loan Agreement, we will grant to the Bank a first priority security interest in all of our assets. Additionally, the Loan Agreement includes various covenants which, among other things, impose limitations on our disposition of assets, changes in control, mergers and acquisitions, additional indebtedness, liens, distributions and investments, and transactions with affiliates. At June 30, 2005, we were in compliance with such covenants and restrictions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004 or as of June 30, 2005.

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

License fees revenue is comprised of fees for term and perpetual licenses of our software. We generally do not enter into an arrangement solely for the license of products and, therefore, we have not demonstrated vendor specific objective evidence (“VSOE”) of fair value for the license element in the majority of our arrangements. We recognize revenue for the fees associated with both perpetual and term licenses using the residual method in accordance with SOP 98-9 regardless of any separate prices stated within the contract for each element. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. Therefore, if and when we offer discounts on professional services or other elements, those discounts are applied to the license portion of the arrangement. License fees revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no unfulfilled obligations remain, the fee is fixed or determinable and collectibility is probable.

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

Services revenue is comprised of revenue from professional services, such as consulting services, maintenance and support, and hosting and managed software services. Generally, we have determined that the service elements of our software arrangements are not essential to the functionality of our software. We have also determined that our professional services (1) are available from other vendors, (2) do not involve a significant degree of risk or unique acceptance criteria, and (3) qualify for separate accounting as we have sufficient experience in providing such services.

VSOE of fair value of services in multiple element arrangements is based upon rates for consulting and training services and annual subscription fees for pre-packaged technical support services which we have charged in stand-alone contracts for services. For both perpetual and term licensing arrangements, in accordance with paragraph 57 of SOP 97-2, VSOE of fair value for maintenance and hosting is determined by reference to the price the customer has paid or will be required to pay when maintenance and hosting are sold separately. VSOE of fair value for maintenance and hosting contracts is based upon our pricing practice that maintenance and hosting renewal rates are based upon a percentage of the quoted license fees in the related contract.

Consulting and training services are recognized as services revenue as the related consulting or training services are performed and payments are due within our normal payment terms. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from one to three years. Hosting and managed software services revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which typically ranges from three months to one year.

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

Goodwill and Other Intangible Assets

In January 2003, we acquired BroadJump and recorded certain intangibles, including acquired technology, customer contractual relationships, order backlog, non-competition agreements, and goodwill. Amounts allocated to acquired technology, customer contractual relationships and order backlog are being amortized over the respective assets’ estimated useful lives of four to five years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contributions to discounted cash flows during the applicable period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three years using the straight line method. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

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

To date, we have only been profitable on an annual basis for the year ended December 31, 2004, and we have incurred net losses in almost every fiscal period since we began operations. For the year ended December 31, 2004, we had a net income of $427,000, for the six months ended June 30, 2005 we had a net loss of $1.2 million, and as of June 30, 2005, we had an accumulated deficit of approximately $89.2 million. We will need to generate significant additional revenue and manage expenses appropriately to achieve and maintain profitability. Therefore, we may not be able to achieve or increase profitability on a quarterly or annual basis.

We have a limited history of sales of some of our products, which makes it difficult to evaluate our prospects.

Some of the products in our current product suite have been released recently, including Motive Profile, which was released in May 2004, and our Motive Home Device Manager, which was released in March 2005. These products target solving customers’ problems that we have not previously addressed. There can be no assurance that our customers will perceive these products as adequately addressing those problems or that there will be substantial demand for them. It is difficult to evaluate our future prospects because of our limited experience with these products, the rapidly evolving and competitive nature of the markets in which we sell these products and other factors that are beyond our control.

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

We currently have operations in Canada, the United Kingdom, Germany, Switzerland, France, Spain, Italy, Hong Kong and Japan, and we intend to expand further into international markets. Unlike more established enterprise software vendors, we have limited experience in international operations and may not be able to compete effectively in international markets or to operate profitably in these markets. At the same time, our dependence on international revenue has steadily increased over time. Our international revenue was $48.6 million for the year ended December 31, 2004, an increase of $19.1 million, or approximately 65%, over international revenue of $29.5 million for 2003. Our international revenue was $26.2 million for the six months ended June 30, 2005, an increase of $1.9 million, or approximately 8%, over international revenue of $24.3 million for the six months ended June 30, 2004. Continued expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and may require us to add qualified management in these markets. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the U.S. In our opinion, this is significantly more difficult in markets outside the U.S. Additionally, in some cases, our costs of sales may increase if our customers require us to sell through local distributors.

For the six months ended June 30, 2005, 56% of our revenue was derived from international operations. If we are unable to continue to grow our international operations in a cost effective and timely manner, our business and operating results could be harmed. Doing business internationally involves additional risks that could harm our operating results, particularly:

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

If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenue and earnings. During the past several years, many new technological advancements and competing products have entered the marketplace to address the same problems that our products and services are intended to address. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing software products, the timely introduction and success of future software products and releases and the ability of our products to interoperate and perform well with existing and future leading databases, applications, operating systems and other platforms. We have made significant investments in research and development and our business model requires us to generate substantial revenue from new product introductions. We released one new product in the second quarter of 2004, two new products in the third quarter of 2004 (which were subsequently incorporated into the product released in the second quarter of 2004), and one new product in the first quarter of 2005. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. We cannot be certain that our new products or future enhancements to existing products will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If they do not meet customer needs or expectations, for whatever reason, upgrading or enhancing these products could be costly and time consuming. In addition, the selling price of software products tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenue, gross margin and operating results would be adversely affected.

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

If we fail to attract, train, and retain highly qualified employees, our business may be harmed

Our future success will depend on our continued ability to attract, train and retain highly qualified employees. As of June 30, 2005, we had 119 employees in our professional services organization, 83 employees in our sales and marketing organizations, 101 employees in our development organization, and 42 employees in our general and administrative organization. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar stoppage. We consider our relations with our employees to be good.

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

We have expanded the scope of our operations at a rapid rate in the past. For example, in January 2003, we acquired BroadJump, Inc., a provider of solutions for broadband Internet companies. Primarily as a result of the BroadJump acquisition, the number of people we employ grew from 240 employees as of December 31, 2002 to 345 employees as of June 30, 2005. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our business, operating results and financial condition.

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

From our inception through June 30, 2005, we have derived approximately $121.7 million of revenue from customers outside the United States, and our international revenue was $48.6 million for the year ended December 31, 2004, an increase of $19.1 million, or approximately 65%, over international revenue of $29.5 million for 2003. Our international revenue was $26.2 million for the six months ended June 30, 2005, an increase of $1.9 million, or approximately 8%, over international revenue of $24.3 million for the six months ended June 30, 2004. We intend to continue to further expand our European and Asia/Pacific operations in the near term. To the extent that our foreign operations expenses increase or we experience increases in our foreign sales, which are generally denominated in local currencies, our foreign currency exchange rate risk will increase. We do not currently anticipate using hedging activities to mitigate these risks.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term interest bearing instruments. Due to the short-term nature of our investments, we believe that our interest rate risk exposure is not significant. As of June 30, 2005, we have no outstanding debt. As a result, we currently have no interest expense sensitivity to changes in the prime interest rate.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

United Parcel Service General Services Co. (“UPS”) previously alleged that we breached various provisions of a License Agreement for OEM Partners, dated as of May 23, 2000 (the “License Agreement”), pursuant to which we agreed to license and support software to be used by UPS, in exchange for the payment by UPS of license and maintenance fees. The terms of the License Agreement called for binding arbitration to resolve any dispute between the parties, and UPS previously served us with a demand for arbitration. On July 6, 2005, we entered into a Settlement Agreement and Mutual Release with UPS that provided final resolution to all matters between us and UPS relating to the License Agreement.

From time to time, we may be involved in other disputes and litigation relating to claims arising out of the ordinary course of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock during the quarter ended June 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 2005	N/A		N/A	N/A	N/A
May 2005	N/A		N/A	N/A	N/A
June 2005	6	(1)	$6.5092	N/A	N/A

(1)	Options issued to employees are subject to a time-based vesting schedule. Options can be exercised prior to vesting but the shares purchased as a result of such exercise are subject to repurchase by the Company upon termination of employment at a price per share equal to the original exercise price. All shares purchased were acquired by the Company in this manner.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of the Stockholders (“the Meeting”) of Motive, Inc. was held at the Renaissance Hotel, 9721 Arboretum Blvd., Austin, TX 78759, at 10:00 a.m., Central Time, on Friday, May 20, 2005. At the Meeting, the following two persons were elected as Class I Directors to Motive’s Board of Directors:

Nominee	Votes For	Votes Withheld
Ms. Virginia Gambale	24,194,128	609,941
Mr. Scott Harmon	24,038,191	765,878

The following is a list of our other directors whose term of office continued after the Meeting:

•	Our Class II Directors, Mr. David Sikora and Mr. Harvey White, who will continue to serve until our 2006 Annual Meeting or until their successors have been elected and qualified; and

•	Our Class III Directors, Mr. Michael J. Maples, Sr. and Mr. Tom Meredith, who will continue to serve until our 2007 Annual Meeting or until their successors have been elected and qualified.

The following proposals were considered at the Meeting and approved by our stockholders by the respective votes set forth below:

PROPOSAL 2—Ratify and approve the Company’s Amended and Restated Equity Incentive Plan.

Votes For	Votes Against	Abstentions (1)	Broker Non-Votes (1)
12,249,412	7,620,775	11,963	4,921,919

PROPOSAL 3—Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

Votes For	Votes Against	Abstentions (1)	Broker Non-Votes (1)
24,735,024	62,662	6,383	0

(1)	Both abstentions and broker non-votes are counted as present for the purpose of determining the presence of a quorum. Broker non-votes occur when shares held by a broker on behalf of a beneficial owner are not voted with respect to a particular proposal, which generally occurs when the broker has not received voting instructions from the beneficial owner and lacks the discretionary authority to vote the shares itself.

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

(b) Reports on Form 8-K:

During the three months ended June 30, 2005, we filed with the SEC a report on Form 8-K on April 21, 2005. The April 21, 2005 Form 8-K was filed for the purpose of furnishing, under Items 2.02 and 9.01, the press release announcing our financial results for the fiscal quarter ended March 31, 2005. The information contained in this report shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVE, INC.

/s/ Scott L. Harmon
Scott L. Harmon
President and Chief Executive Officer

Date: August 15, 2005

/s/ Paul M. Baker
Paul M. Baker
Chief Financial Officer

Date: August 15, 2005

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